Form 10-Q
period 2019-06-30
20/20 Global, Inc.
filed 2019-08-16
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
Commission File Number 000-56022

20/20 GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0645794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 22nd Street, Box 2, Heyburn, ID 83336
(Address of principal executive offices, including zip code)

(208) 677-2020
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act: None
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes Yes  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes Yes  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2019, issuer had 12,425,420 outstanding shares of common stock, par value $0.001.

20/20 GLOBAL, INC.

Form 10-Q for the Quarterly Period Ended June 30, 2019

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

20/20 GLOBAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash in bank	$639,723	$611,497
Accounts receivable	1,431,152	811,761
Prepaid expenses	5,307	3,137
Other deposits	47,147	56,116
Note receivable	3,500	-
Inventory	12,881	16,593
Total current assets	2,139,710	1,499,104

Right of use asset, net	16,199	-
Property, plant and equipment, net	548	871

TOTAL ASSETS	$2,156,457	$1,499,975

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,432,559	$799,397
Accrued liabilities	6,806	3,238
Lease liability	2,312	-
Income tax payable	-	50,240
Total current liabilities	1,441,677	852,875

Lease liability – net of current portion	13,887	-

TOTAL LIABILITIES	1,455,564	852,875

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,425,420 shares issued and outstanding	12,425	12,425
Additional paid-in capital	26,246	26,246
Retained earnings	662,222	608,429

TOTAL STOCKHOLDERS’ EQUITY	700,893	647,100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,156,457	$1,499,975

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$3,907,731	$3,405,118	$6,855,127	$6,405,859
Cost of revenues	3,744,773	3,245,510	6,523,688	6,101,136
Gross profit	162,958	159,608	331,439	304,723

Operating Expenses:
General and administration expenses	54,415	21,763	103,077	73,244
Business development	20,134	11,209	41,526	22,210
Salaries and wages	66,993	70,447	137,924	138,777
Sales/marketing expense	4,841	5,827	17,686	19,418
Taxes - payroll	5,018	5,344	10,530	10,703
Total operating expense	151,401	114,590	310,743	264,352

Income from Operations	11,557	45,018	20,696	40,371

Other Income (Expense):
Interest income	4,702	3,615	8,470	6,531
Interest expense	-	(8)	-	(28)
Miscellaneous income (expense)	23,078	964	24,627	(326)
Total other income	27,780	4,571	33,097	6,177

Income before provision for income tax	39,337	49,589	53,793	46,548
Provision for income tax expense	-	-	-	-

Net income	$39,337	$49,589	$53,793	$46,548

Basic and fully diluted earnings per share	$0.00	$0.00	$0.00	$0.00

Weighted average shares outstanding - basic and diluted	12,425,420	12,152,000	12,425,420	12,152,000

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2017	-	$-	12,152,000	$12,152	$12,848	$547,227	$572,227
Net income	-	-	-	-	-	(3,041)	(3,041)
Balance, March 31, 2018	-	-	12,152,000	12,152	12,848	544,186	569,186
Net income	-	-	-	-	-	49,589	49,589
Balance, June 30, 2018	-	$-	12,152,000	$12,152	$12,848	$593,775	$618,775

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2018	-	$-	12,425,420	$12,425	$26,246	$608,429	$647,100
Net income	-	-	-	-	-	14,456	14,456
Balance, March 31, 2019	-	-	12,425,420	12,425	26,246	622,885	661,556
Net income	-	-	-	-	-	39,337	39,337
Balance, June 30, 2019	-	$-	12,425,420	$12,425	$26,246	$662,222	$700,893

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$53,793	$46,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	323	-
Change in assets and liabilities:
Accounts receivable	(619,391)	(317,836)
Prepaids and other receivables	6,799	204
Inventory	3,712	(10,469)
Accounts payable and accrued liabilities	636,730	313,528
Income tax payable	(50,240)	-
Liability for unissued shares	-	(13,371)
Net cash provided by operating activities	31,726	18,604

Cash Flows from Investing Activities:
Issuance of note receivable	(4,500)	-
Repayment of note receivable	1,000	-
Net cash used in investing activities	(3,500)	-

Net increase in cash	28,226	18,604
Cash at beginning of period	611,497	680,031
Cash at end of period	$639,723	698,635

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$21,419	$-

Schedule of non-cash Investing and Financing Activities:
Establish operating lease right of use asset and related liability	16,199	-

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2019

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

We were incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. On March 15, 2014, under the terms of an Exchange Agreement and Plan of Reorganization, we acquired 100% of the issued and outstanding shares of our subsidiary 20/20 Produce Sales, Inc., an Idaho corporation that was incorporated on December 22, 1994. Our business operations are conducted through our wholly owned subsidiary. In connection with this reorganization, we obtained a new CUSIP number for our common stock, FINRA approval of our name change from RM Investors, Inc. to 20/20 Global, Inc. and a new trading symbol for our shares on the OTC market place, and effected a 2-for-1 forward split of the then-issued and outstanding shares of our common stock.

We are a supplier of apples, potatoes, seasonal vegetables, consolidated citrus, and transportation solutions in the food industry. We ship from 10 separate geographical locations across the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018. The results of the six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the consolidated financial statements as of and for the interim period ended June 30, 2019, have been included. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Basis of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of 20/20 Global, Inc. and our wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our financial statements include, when applicable, disclosures of estimates, assumptions, uncertainties, and markets that could affect our financial statements and future operations.

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value, to be cash equivalents.

Accounts Receivable and Doubtful Accounts

Accounts receivable are stated at invoice value, which is net of any off-invoice promotions. A provision for doubtful accounts is recorded and based upon an assessment of credit risk within the accounts receivable portfolio, experience of delinquencies and charge-offs, and current market conditions. Management believes these provisions are adequate based upon the relevant information presently available. The allowance provided for the six months ended June 30, 2019, and for the year ended December 31, 2018, was $0 and $0, respectively. The write-offs for the six months ended June 30, 2019 and 2018, were $0 and $0, respectively.

Revenue Recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods.

We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to our customer. Once a contract is determined to be within the scope of ASC Topic 606, at contract inception we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery.

There was no impact on our financial statements as a result of adopting ASC Topic 606 for the three and six months ended June 30, 2018.

Our shipping terms typically specify FOB origination, at which time title and risk of loss, as well as shipping and handling fees, have passed on to the customer. Shipping and handling costs and fees are treated as a delivered load. On a delivered load versus an FOB load, we actually take the billing and pay the carriers. We contract with the carrier and, therefore, handle the shipping and handling charges and treat them as a “delivered sale.”

Sales to our largest customer amounted to approximately 68% and 68% of our total net sales for the three and six months ended June 30, 2018, respectively. Our top two customers collectively accounted for approximately 91% and 89% of our total net sales for the three and six months ended June 30, 2018, respectively.

Sales to our largest customer amounted to approximately 56% and 55% of our total net sales for the three and six months ended June 30, 2019, respectively. Our top two customers collectively accounted for approximately 92% and 93% of our total net sales for the three and six months ended June 30, 2019, respectively.

Our largest customer amounted to approximately 54% and 39% of our total accounts receivable as of June 30, 2019, and December 31, 2018, respectively.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have elected to not recognize lease assets and liabilities for leases with a term less than 12 months. For leases greater than 12 months, we have recorded the applicable right-of-use asset and lease liability. There was no material impact on earnings.

We have reviewed other recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any other pronouncements to have an impact on our results of operations or financial position.

NOTE 3 – LEASE

On April 1, 2019, we entered into a lease agreement with Colin Gibson, director, for the lease of an automobile. The lease is considered an operating lease, requires monthly payments of $350, and has a term of six years. We have accounted for the lease under ASU 842 Leases, as follows:

	Balance Sheet Classification	June 30, 2019
Asset
Operating lease asset	Right of use asset	$16,199
Total lease asset		$16,199

Liability
Operating lease liability – current portion	Current operating lease liability	$2,312
Operating lease liability – noncurrent portion	Long-term operating lease liability	13,887
Total lease liability		$16,199

Lease obligations at June 30, 2019, consisted of the following:

For the year ended December 31:
2019	$2,100
2020	4,200
2021	4,200
2022	4,200
2023	4,200
Thereafter	5,250
Total payments	$24,150
Amount representing interest	$(7,951)
Lease obligation, net	16,199
Less current portion	(2,312)
Lease obligation – long term	$13,887

The lease expense for the three and six months ended June 30, 2019, was $1,050 and $1,050, respectively, which consisted of amortization expense of $550 and interest expense of $500. The cash paid under our operating lease during the three months ended June 30, 2019, was $1,050. We have used a discount rate of 8%.

NOTE 4 – RELATED-PARTY TRANSACTIONS

We lease our office from Whistling Pete Enterprises, d/b/a Legacy Center, an Idaho limited liability company. The lease, which commenced on March 2, 2009, presently is a year-to-year lease, and we currently pay $1,200 per month plus utilities. Whistling Pete Enterprises is owned 50% by Mark Williams, our president. Total lease payments were $9,341 and $9,334 during the six months ended June 30, 2019 and 2018, respectively.

NOTE 5 – EMPLOYER IRA PLAN

In August 2014, we adopted a Premier Select Simple IRA Plan, which covers all eligible employees who choose to participate. We contribute 2% of compensation, not to exceed certain limits, for employees who participate in the IRA Plan. During the six months ended June 30, 2019 and 2018, we contributed $2,704 and $2,672, respectively, to the IRA Plan.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2018, and our unaudited financial statements or the three months ended March 31, 2019, and the notes to those statements, all of which are included in our Registration Statement on Form 10/A (Amendment No. 2). This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our registration statement, which could cause actual results to differ materially from those anticipated in any forward-looking statements.

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Sales and Cost of Sales

We had revenue for the three months ended June 30, 2019, of $3,907,731, as compared to $3,405,118 for three months ended June 30, 2018, an increase of 15% period over period. Our corresponding cost of revenues for the three months ended June 30, 2019, was $3,744,773, as compared to $3,245,510, for the three months ended June 30, 2018, an increase of 15% period over period. Gross profit for the same periods was $162,958 and $159,608, respectively, an increase of 2%. The increase in our gross margin and changes in revenue and costs are due to higher potato and onion commodity prices in the current period.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 and 2018, consist of the following:

General and administrative expenses were $54,415 and $21,763, respectively, an increase of 150% period over period, primarily due to professional fees incurred to become a public reporting company and a new automobile lease. Some of our larger general and administrative expenses include professional fees, rent, insurance, telephone, and dues and subscriptions (which consisted of monthly office subscriptions, server/cloud hosting, electronic data interchange fees).

Business development expenses were $20,134 and $11,209, respectively, an increase of 80%, as a result of an annual fee paid to our merchandiser and overall increases in our general business activity. Business development expenses consist of local community financial contributions, meetings with customers and suppliers, and annual fees charged for corporate-sponsored meetings and events.

Salaries and wages were $66,993 and $70,447, respectively, a decrease of 5%, which was not material.

Sales/marketing expenses were $4,841 and $5,827, respectively, a decrease of 17% as a result of decreased travel expenses period over period.

Payroll taxes were $5,018 and $5,344, respectively, a decrease of 6%, which is not material.

For the above reasons, we had income from operations of $11,557 for the three months ended June 30, 2019, as compared to income from operations of $45,018 for the comparable period in 2018.

Other Income

Other income for the three months ended June 30, 2019 and 2018, was $27,780 and $4,571, respectively, a substantial increase period over period due to a refund we received from the overpayment of taxes in the prior year.

Comparison of the Six Months Ended June 30, 2019 and 2018

Sales and Cost of Sales

We had revenue for the six months ended June 30, 2019, of $6,855,127, as compared to $6,405,859 for six months ended June 30, 2018, an increase of 7% period over period. Our corresponding cost of revenues for the six months ended June 30, 2019, was $6,523,688, as compared to $6,101,136 for the six months ended June 30, 2018, an increase of 7% period over period. Gross profit for the same periods was $331,439 and $304,723, respectively, an increase of 9%. The increase in our gross margin is due to a shift to a customer base with slightly more profitable outlets and higher potato and onion commodity prices in the current period.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 and 2018, consist of the following:

General and administrative expenses were $103,077 and $73,244, respectively, an increase of 41% period over period, primarily due to professional fees incurred to become a public reporting company and a new automobile lease. Some of our larger general and administrative expenses include professional fees, rent, insurance, telephone, and dues and subscriptions (which consisted of monthly office subscriptions, server/cloud hosting, electronic data interchange fees).

Business development expenses were $41,526 and $22,210, respectively, an increase of 87%, as a result of an annual fee paid to our merchandiser and overall increases to our general business activity. Business development expenses consist of local community financial contributions, meetings with customers and suppliers, and annual fees charged for corporate-sponsored meetings and events.

Salaries and wages were $137,924 and $138,777, respectively, a decrease of less than 1% and not material.

Sales/marketing expenses were $17,686 and $19,418, respectively, a decrease of 9% and not material.

Payroll taxes were $10,530 and $10,703, respectively, a decrease of 2% and not material.

For the above reasons, we had income from operations of $20,696 for the six months ended June 30, 2019, as compared to income from operations of $40,371 for the comparable period in 2018.

Other Income

Other income for the six months ended June 30, 2019 and 2018, was $33,097 and $6,177, respectively, a substantial increase period over period due to a refund we received from the overpayment of taxes in the prior year.

Liquidity and Capital Resources

As of June 30, 2019, we had working capital of $698,033, slightly up from working capital of $646,229 at December 31, 2018. Our current assets of $2,139,710 consisted mainly of accounts receivable and cash. We had retained earnings of $662,222 as of June 30, 2019, up from retained earnings of $608,429 as of December 31, 2018.

Net income for the six months ended June 30, 2019, was $53,793, compared to a net income of $46,548 for the six months ended June 30, 2018. Operating activities provided net cash of $31,726 for the six months ended June 30, 2019, as compared to providing net cash of $18,604 for the same period in 2018. Investing activities used net cash of $3,500 during the six months ended June 30, 2019, as compared to $0 for the same period in 2018. We had a cash balance of $639,723 and $698,635 as of June 30, 2019 and 2018, respectively. The cash decrease period over period is a result of decreased income from operations and increased expenses primarily due to professional fees incurred to become a public reporting company.

Our monthly operating costs average approximately $40,000 per month, which are hard costs and unaffected by revenue fluctuations from market conditions. We plan to continue to fund our operations through the cash flow from our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified the policy outlined below as critical to our business operations and an understanding of our results of operations. We have not included a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States (GAAP), with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2018, financial statements. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Revenue Recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods.

We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. Once a contract is determined to be within the scope of ASC Topic 606, at contract inception we review the contract to determine which performance obligations we must deliver and which of these performance obligations are distinct. We recognize as revenues the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. Generally, our performance obligations are transferred to customers at a point in time, typically upon delivery.

Our shipping terms typically specify FOB origination, at which time title and risk of loss, as well as shipping and handling fees, have passed on to the customer. Shipping and handling costs and fees are treated as a delivered load. On a delivered load versus an FOB load, we actually take the billing and pay the carriers. We contract with the carrier and, therefore, handle the shipping and handling charges and treat them as a “delivered sale.”

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842). This ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We have elected to not recognize lease assets and liabilities for leases with a term less than 12 months. For leases greater than 12 months we have recorded the applicable asset and liability. There was no material impact on earnings.

Recently issued accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that require adoption and that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2019, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II–OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

However, on June 27, 2019, we were served with Petitioner’s Motion to Join 20/20 Global as a Necessary Third-Party Respondent to the Present Action, and to Enforce the Judgment Entered October 9, 2018, by Ordering 20/20 Global, Inc., to Turn Over Marital Securities Earned by Respondent and Awarded to Petitioner and a Subpoena for Deposition (Records only) in the matter of In re the Marriage of Penni Gruenberg v. Myron Gruenberg, Case No. 17 D 3662, pending in the Circuit Court of Cook County, Illinois. Petitioner seeks return of the shares originally represented by certificates nos. 539 and 540, which were returned by Mr. Gruenberg and cancelled by us after termination of our agreement with him for his failure to perform under the Master Services Agreement. We do not believe Mr. Gruenberg is entitled to the shares and, therefore, they could not be awarded to his spouse in litigation. We will vigorously defend our position in this action.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	This filing.

_______________

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.

**

Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or Annual Report for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

20/20 GLOBAL, INC.

Date: August 15, 2019	By:	/s/ Mark D. Williams
Mark D. Williams, President,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)