Form 10-Q
period 2019-09-30
20/20 Global, Inc.
filed 2019-11-14
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 14, 2019, issuer had 12,425,420 outstanding shares of common stock, par value $0.001.

20/20 GLOBAL, INC.

Form 10-Q for the Quarterly Period Ended September 30, 2019

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

20/20 GLOBAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash in bank	$754,418	$611,497
Accounts receivable	665,790	811,761
Prepaid expenses	6,366	3,137
Other deposits	52,538	56,116
Note receivable	2,500	-
Inventory	13,393	16,593
Total current assets	1,495,005	1,499,104

Right of use asset, net	15,638	-
Property, plant and equipment, net	548	871

TOTAL ASSETS	$1,511,191	$1,499,975

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$738,102	$799,397
Accrued liabilities	12,638	3,238
Lease liability	2,358	-
Income tax payable	-	50,240
Total current liabilities	753,098	852,875

Lease liability – net of current portion	13,280	-

TOTAL LIABILITIES	766,378	852,875

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,425,420 shares issued and outstanding	12,425	12,425
Additional paid-in capital	26,246	26,246
Retained earnings	706,142	608,429

TOTAL STOCKHOLDERS’ EQUITY	744,813	647,100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,511,191	$1,499,975

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$3,556,333	$3,345,834	$10,411,460	$9,751,693
Cost of revenues	3,399,083	3,191,769	9,922,771	9,292,905
Gross profit	157,250	154,065	488,689	458,788

Operating Expenses:
General and administration expenses	43,642	37,617	146,719	110,861
Business development	200	11,340	41,726	33,550
Salaries and wages	65,100	69,540	203,024	208,317
Sales/marketing expense	7,953	11,070	25,639	30,488
Taxes - payroll	4,784	5,199	15,314	15,902
Total operating expense	121,679	134,766	432,422	399,118

Income from Operations	35,571	19,299	56,267	59,670

Other Income (Expense):
Interest income	4,697	4,276	13,167	10,807
Interest expense	(8)	(3)	(8)	(31)
Miscellaneous income	3,660	2,610	28,287	2,284
Total other income	8,349	6,883	41,446	13,060

Income before provision for income tax	43,920	26,182	97,713	72,730
Provision for income tax expense	-	(6,620)	-	(6,620)

Net income	$43,920	$19,562	$97,713	$66,110

Basic and fully diluted earnings per share	$0.00	$0.00	$0.01	$0.01

Weighted average shares outstanding – basic and diluted	12,425,420	13,136,312	12,425,420	12,721,675

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2018

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2017	-	$-	12,152,000	$12,152	$12,848	$547,227	$572,227
Net income	-	-	-	-	-	7,211	7,211
Balance, March 31, 2018	-	-	12,152,000	12,152	12,848	554,438	579,438
Net income	-	-	-	-	-	39,337	39,337
Balance, June 30, 2018	-	$-	12,152,000	$12,152	$12,848	$593,775	$618,775
Common shares issued to directors for reimbursement	-	-	984,312	984	12,687	-	13,671
Net income	-	-	-	-	-	19,562	19,562
Balance, September 30, 2018	-	$-	13,136,312	$13,136	$25,535	$613,337	$652,008

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2018	-	$-	12,425,420	$12,425	$26,246	$608,429	$647,100
Net income	-	-	-	-	-	14,456	14,456
Balance, March 31, 2019	-	-	12,425,420	12,425	26,246	622,885	661,556
Net income	-	-	-	-	-	39,337	39,337
Balance, June 30, 2019	-	$-	12,425,420	$12,425	$26,246	$662,222	$700,893
Net income	-	-	-	-	-	43,920	43,920
Balance, September 30, 2019	-	$-	12,425,420	$12,425	$26,246	$706,142	$744,813

See accompanying notes to the unaudited condensed consolidated financial statements

.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018

Cash Flows from Operating Activities:
Net income	$97,713	$66,110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	323	672
Change in assets and liabilities:
Accounts receivable	145,971	(28,087)
Prepaids and other receivables	349	1,064
Inventory	3,200	(7,116)
Accounts payable and accrued liabilities	(51,895)	34,605
Income tax receivable	-	(28,000)
Income tax payable	(50,240)	6,620
Net cash provided by operating activities	145,421	45,868

Cash Flows from Investing Activities:
Proceeds from note receivable	(4,500)	-
Repayment of note receivable	2,000	-
Net cash used in investing activities	(2,500)	-

Net increase in cash	142,921	45,868
Cash at beginning of period	611,497	680,031
Cash at end of period	$754,418	$725,899

Supplemental Cash Flow Information:
Cash paid for interest	$-	$31
Cash paid for income taxes	$21,419	$6,000

Schedule of non-cash Investing and Financing Activities:
Liability for unissued shares – officers settled with common stock	$-	$13,671
Shares issued to directors for reimbursement of personally issued shares placed in escrow for Master Services Agreement	$-	$711
Establish operating lease right of use asset and related liability	$15,638	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2018. The results of the nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year ending December 31, 2019.

In the opinion of management, all adjustments necessary to present fairly the consolidated financial statements as of and for the interim period ended September 30, 2019, have been included. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Accounts Receivable and Doubtful Accounts

Accounts receivable are stated at invoice value, which is net of any off-invoice promotions. A provision for doubtful accounts is recorded and based upon an assessment of credit risk within the accounts receivable portfolio, experience of delinquencies and charge-offs, and current market conditions. Management believes these provisions are adequate based upon the relevant information presently available. The allowance provided for the nine months ended September 30, 2019, and for the year ended December 31, 2018, was $0 and $0, respectively. The write-offs for the nine months ended September 30, 2019 and 2018, were $0 and $0, respectively.

Inventory

Substantially all inventories are stated at cost at the lower of first-in, first-out (“FIFO”) method or market. Inventory consists of packaging/raw materials.

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation on the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $323 and $672 for the nine months ended September 30, 2019 and 2018, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value.

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

There was no impact on our financial statements as a result of adopting ASC Topic 606 for the three and nine months ended September 30, 2019.

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

Sales to our largest customer amounted to approximately 62.4% and 59.8% of our total net sales for the three and nine months ended September 30, 2019, respectively. Our top two customers collectively accounted for approximately 99.9% and 98.7% of our total net sales for the three and nine months ended September 30, 2019, respectively.

Sales to our largest customer amounted to approximately 70.7% and 70% of our total net sales for the three and nine months ended September 30, 2018, respectively. Our top two customers collectively accounted for approximately 99.4% and 90% of our total net sales for the three and nine months ended September 30, 2018, respectively.

Our largest customer amounted to approximately 55% and 39% of our total accounts receivable as of September 30, 2019, and December 31, 2018, respectively.

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

We have accounted for the lease under ASU 842 Leases, as follows:

	Balance Sheet Classification	September 30, 2019
Asset
Operating lease asset	Right of use asset	$15,638
Total lease asset		$15,638

Liability
Operating lease liability – current portion	Current operating lease liability	$2,358
Operating lease liability – noncurrent portion	Long-term operating lease liability	13,280
Total lease liability		$15,638

Lease obligations at September 30, 2019, consisted of the following:

For the year ended December 31:
2019	$1,050
2020	4,200
2021	4,200
2022	4,200
2023	4,200
Thereafter	5,250
Total payments	$23,100
Amount representing interest	$7,462
Lease obligation, net	15,638
Less current portion	(2,358)
Lease obligation – long term	$13,280

The lease expense for the three and nine months ended September 30, 2019, was $1,050 and $2,100, respectively, which for the nine months consisted of amortization expense of $1,110 and interest expense of $990. The cash paid under our operating lease during the nine months ended September 30, 2019, was $2,100. We have used a discount rate of 8%, which is our deemed incremental borrowing rate.

NOTE 4 – RELATED-PARTY TRANSACTIONS

We lease our office from Whistling Pete Enterprises, d/b/a Legacy Center, an Idaho limited liability company. The lease, which commenced on March 2, 2009, presently is a year-to-year lease, and we currently pay $1,200 per month plus utilities. Whistling Pete Enterprises is owned 50% by Mark Williams, our president. Total lease payments were $12,233 and $14,021 during the nine months ended September 30, 2019 and 2018, respectively.

NOTE 5 – EMPLOYER IRA PLAN

In August 2014, we adopted a Premier Select Simple IRA Plan, which covers all eligible employees who choose to participate. We contribute 2% of compensation, not to exceed certain limits, for employees who participate in the IRA Plan. During the nine months ended September 30, 2019 and 2018, we contributed $5,810 and $4,113, respectively, to the IRA Plan.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that no material subsequent events exist.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2018, which are included in our Registration Statement on Form 10/A (Amendment No. 2), and our unaudited financial statements for the three and nine months ended September 30, 2019, and the notes to those statements included in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our registration statement, which could cause actual results to differ materially from those anticipated in any forward-looking statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Sales and Cost of Sales

We had revenue for the three months ended September 30, 2019, of $3,556,333, as compared to $3,345,834 for three months ended September 30, 2018, an increase of 6.2% period over period. Our corresponding cost of revenues for the three months ended September 30, 2019, was $3,399,083, as compared to $3,191,769, for the three months ended September 30, 2018, an increase of 6.4% period over period. Gross profit for the same periods was $157,250 and $154,065, respectively, an increase of 2.0%. The increase in our gross margin and changes in revenue and costs are due to higher potato and onion commodity prices in the current period.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 and 2018, consist of the following:

General and administrative expenses were $43,642 and $37,617, respectively, an increase of 16% period over period, primarily due to a new automobile lease and other fees. Some of our larger general and administrative expenses include professional fees, rent, insurance, telephone, and dues and subscriptions (which consisted of monthly office subscriptions, server/cloud hosting, electronic data interchange fees).

Business development expenses were $200 and $11,430, respectively, a decrease of $11,230. Business development expenses consist of local community financial contributions, meetings with customers and suppliers, and annual fees charged for corporate-sponsored meetings and events. No such expenses were incurred for the current period.

Salaries and wages were $65,100 and $69,540, respectively, a decrease of 6.3%, which was not material.

Sales/marketing expenses were $7,953 and $11,070, respectively, a decrease of 28.1% as a result of decreased travel expenses period over period.

Payroll taxes were $4,784 and $5,199, respectively, a decrease of 7.9%, which is not material.

Other Income

Other income for the three months ended September 30, 2019 and 2018, was $8,349 and $6,883, respectively, other income consists of interest and other miscellaneous income.

Net Income

For the above reasons, we had net income of $43,920 for the three months ended September 30, 2019, as compared to $19,562 (after a $6,620 provision for income taxes) for the comparable period in 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Sales and Cost of Sales

We had revenue for the nine months ended September 30, 2019, of $10,411,460, as compared to $9,751,693 for nine months ended September 30, 2018, an increase of 6.7% period over period. Our corresponding cost of revenues for the nine months ended September 30, 2019, was $9,922,771, as compared to $9,292,905 for the nine months ended September 30, 2018, an increase of 6.7% period over period. Gross profit for the same periods was $488,689 and $458,788, respectively, an increase of 6%. The increase in our gross margin is due to a shift to a customer base with slightly more profitable outlets and higher potato and onion commodity prices in the current period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 and 2018, consist of the following:

General and administrative expenses were $146,719 and $110,867, respectively, an increase of 32.3% period over period, primarily due to professional fees incurred to become a public reporting company and a new automobile lease. Some of our larger general and administrative expenses include professional fees, rent, insurance, telephone, and dues and subscriptions (which consisted of monthly office subscriptions, server/cloud hosting, electronic data interchange fees).

Business development expenses were $41,726 and $33,550, respectively, an increase of 24.3%, as a result of an annual fee paid to our merchandiser and overall increases to our general business activity. Business development expenses consist of local community financial contributions, meetings with customers and suppliers, and annual fees charged for corporate-sponsored meetings and events.

Salaries and wages were $203,024 and $208,317, respectively, a decrease of 2.5% and not material.

Sales/marketing expenses were $25,639 and $30,488, respectively, a decrease of 15.9% as a result of decreased travel expenses period over period.

Payroll taxes were $15,314 and $15,902, respectively, a decrease of 3.6% and not material.

Other Income

Other income for the nine months ended September 30, 2019 and 2018, was $41,446 and $13,060, respectively, a substantial increase period over period due to a refund we received from the overpayment of taxes in the prior year.

Net Income

For the above reasons, we had net income of $97,713 for the nine months ended September 30, 2019, as compared to $66,110 (after a $6,620 provision for income taxes) for the comparable period in 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had working capital of $741,907, slightly up from working capital of $646,229 at December 31, 2018. Our current assets of $1,495,005 consisted mainly of accounts receivable and cash. We had retained earnings of $706,142 as of September 30, 2019, up from retained earnings of $608,429 as of December 31, 2018.

Net income for the nine months ended September 30, 2019, was $97,713, compared to a net income of $66,110 for the nine months ended September 30, 2018. Operating activities provided net cash of $145,421 for the nine months ended September 30, 2019, as compared to providing net cash of $45,868 for the same period in 2018. Investing activities used net cash of $2,500 during the nine months ended September 30, 2019, as compared to $0 for the same period in 2018. We had a cash balance of $754,418 and $725,899 as of September 30, 2019 and 2018, respectively. The cash increase period over period is a result of increased income from operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2019, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

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

However, on June 27, 2019, we were served with Petitioner’s Motion to Join 20/20 Global as a Necessary Third-Party Respondent to the Present Action, and to Enforce the Judgment Entered October 9, 2018, by Ordering 20/20 Global, Inc., to Turn Over Marital Securities Earned by Respondent and Awarded to Petitioner and a Subpoena for Deposition (Records only) in the matter of In re the Marriage of Penni Gruenberg v. Myron Gruenberg, Case No. 17 D 3662, pending in the Circuit Court of Cook County, Illinois. Petitioner seeks return of the shares originally represented by certificates nos. 539 and 540, which were returned by Mr. Gruenberg and cancelled by us after termination of our agreement with him for his failure to perform under the Master Services Agreement. We do not believe Mr. Gruenberg is entitled to the shares and, therefore, they could not be awarded to his spouse in litigation. We are vigorously defending our position in this action. We have noted our position with the court and have been provided the opportunity to submit a brief detailing our position.

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

20/20 GLOBAL, INC.

Date: November 14, 2019	By:	/s/ Mark D. Williams
Mark D. Williams, President,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)