Form 10-K
period 2019-12-31
20/20 Global, Inc.
filed 2020-03-30
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _____

Commission file number: 000-56022
20/20 GLOBAL, INC.
(Exact name of registrant as specified in its charter)
Nevada		87-0645794
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
480 22nd Street, Box 2, Heyburn, ID 83336
(Address of principal executive offices, including zip code)

(208) 677-2020
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, Par Value $0.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to the Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates, computed by reference to the price at which our common equity was last sold or the average bid and asked price of such common equity at June 30, 2019, was $250,088.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 30, 2020, we had 12,425,420 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions. Statements that describe our future strategic goals, plans, objectives, and predictions are also forward-looking statements. These forward-looking statements may relate to our anticipated marketing results, customer acceptance, revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. Forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

Any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance, results, or events and involve risks and uncertainties, such as those discussed in this report.

The forward-looking statements in this report are based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those we now assume or anticipate. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors discussed in this report. These cautionary statements are intended to be applicable to all related forward-looking statements wherever they appear in this report.

Forward-looking statements speak only as of the date of the document in which they are contained, and we do not undertake any duty to update our forward-looking statements, except as may be required by law, and we caution you not to rely on them unduly.

PART I

ITEM 1. BUSINESS

Corporate Background and History

We were incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In March 2014, under the terms of an Exchange Agreement and Plan of Reorganization, we acquired 100% of the issued and outstanding shares of our subsidiary 20/20 Produce Sales, Inc., an Idaho corporation that was incorporated on December 22, 1994. On March 26, 2014, we amended and restated our articles of incorporation to increase our authorized shares of common stock to 100,000,000 shares, par value $0.001, and to authorize 5,000,000 shares of preferred stock, par value $0.001. In connection with this reorganization, we obtained a new CUSIP number for our common stock, FINRA approval of our name change from RM Investors, Inc. to 20/20 Global, Inc., and a new trading symbol for our shares on the OTC market place and effected a 2-for-1 forward split of the then issued and outstanding shares of our common stock. Our trading symbol is TWGL. We have one subsidiary, 20/20 Produce, Inc. Our board of directors consists of Mark D. Williams and Colin Gibson.

References to “us,” “we,” “our,” and correlative terms refer to 20/20 Global, Inc. and our wholly owned subsidiary, 20/20 Produce Sales, Inc., an Idaho corporation, through which we conducted our activities.

Overview

We were a distributor of fresh produce with a tradition of service for the past 20 years. We offered a full line of count cartons and all size packs on russet potatoes and year-round onions from Idaho, Colorado, Nebraska, and Washington and apples were available year-round from Washington and seasonally from Idaho, Minnesota, and New York. We had packing facilities, with an efficient and reliable supply chain. All of our outside sales associates had production and agricultural backgrounds with exceptional product and market knowledge. We were shipping fresh produce via refrigerated semi-trucks from manufacturing facilities to wholesalers from 10 separate geographical locations in Idaho, Washington, California, New Mexico, and Texas, consistently providing cost-efficient, on-time transportation solutions from all of our shipping locations.

Based on the loss of business generated through our agreement with Markon Cooperative, Inc., as detailed below, we decided to discontinue our fresh produce distribution business.

Although we closed our facilities at the end of 2019, we are pursuing other business opportunities and believe that we may find another business opportunity or another active business may be interested in acquiring us.

Material Contracts

We had entered into distribution and purchasing agreements that enabled us to supply produce to customers across the nation. Although alternative distributors were available, the following agreements were essential to our business as it was conducted. The key provisions of these material contracts are summarized below; however, the summary is not intended to be exhaustive.

Markon Cooperative, Inc.

We had entered into a License Agreement with Markon Cooperative on June 27, 2016, to sell perishable agricultural commodities and fresh and fresh-cut products packaged in various-sized containers. These products are purchased by Markon and resold to Markon “member buyers” under trademarks or brand names to which we have legal rights. The agreement requires that we maintain comprehensive general liability insurance, including broad form vendor’s coverage, at limits of not less than $5 million.

In addition, Markon had granted a nonexclusive license to use the trademarks on Markon-branded products that we package and sell to Markon.

On July 1, 2019, Performance Food Group Company (“PFG”) announced that it had entered into a definitive agreement to acquire Reinhart Foodservice, LLC (“Reinhart”) from Reyes Holdings, LLC. Reinhart was a principal purchaser of our fresh produce distribution business. On December 20, 2019, PFG received approval from the Federal Trade Commission to acquire Reinhart and closed the transaction on December 30, 2019. Most of our business through our License Agreement with Markon Cooperative was purchased by Reinhart. Although our Markon License Agreement has not been terminated, PFG notified us that, after it closes its acquisition of Reinhart, it will use its existing suppliers, which do not include us. Since this agreement that generated over half of our existing business was effectively terminated, we decided to discontinue our fresh produce distribution business, and we notified all of our vendors and suppliers that we would not conduct new business with them after December 27, 2019.

National Merchandising Company

On February 29, 2016, we entered into a produce fixed-term purchase agreement and a supplier authorization agreement with Sysco Merchandising and Supply Chain, Inc. to sell products bearing Sysco’s trademarks, brands, logos, symbols, slogans, or packaging motifs, but not bearing our trademarks, brands, logos, symbols, slogans, or packaging motifs. These products are manufactured, packaged, or labeled in accordance with the specifications of Sysco for resale by it to the foodservice industry. On December 27, 2019, we advised Sysco that we were ceasing our produce business and would not purchase its products under the two agreements in the future.

Competition

There were many competitors in our marketplace, and all providers of fresh onion and potato products were potential competition.

Regulation

We were subject to typical federal, state, and local regulations and laws governing the operations of production and processing concerns, including environmental disposal, storage, and discharge regulations and laws; employee safety laws and regulations; and labor practices laws and regulations. We are licensed through the U.S. Department of Agriculture under the Perishable Agriculture Commodities Act (PACA). Our PACA certificate is renewed annually. Other than our PACA certificate, we are not required under current laws and regulations to obtain or maintain any specialized or agency-specific licenses, permits, or authorizations to conduct our production and processing services. We believe we are in substantial compliance with all relevant regulations applicable to our business and operations.

Employees

We currently have one employee, who is also our chief executive officer.

ITEM 1A. RISK FACTORS

In addition to the negative implications of all information and financial data included in or referred to directly in this report, you should consider the following risk factors. This report contains forward-looking statements and information concerning us, our plans, and future events. Those statements should be read together with the discussion of risk factors set forth below, because those risk factors could cause actual results to differ materially from such forward-looking statements.

The auditors’ report for the years ended December 31, 2019 and 2018, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2019 and 2018, contains an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. We had a net loss of $253,222 and $170,275 from continuing operations for the years ended December 31, 2019 and 2018, respectively, and we have discontinued our operations, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans, which include finding another business opportunity or another active business that may be interested in acquiring us, during the next 12 months. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken will provide the opportunity for us to continue as a going concern.

We have no current business activities that will generate revenues in the near future.

We have no revenue and business activities that will generate revenue in the near future. We are exploring other business opportunities and we believe another business that wishes to become a publicly traded company may be interested in acquiring us.

We may not be able to establish new operations that generate revenue.

Following the loss of business generated by our agreement with Markon Cooperative, we are seeking to establish new operations or become acquired by another operating business entity. We cannot assure that we will be able to identify, acquire, or establish new business in order to generate revenue.

Our acquisition strategy may not be successful.

Our growth strategy may be based in part on growth through an acquisition, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating an acquisition on satisfactory terms, or adding any newly acquired or expanded business. We may issue additional shares of our common stock, incur long-term or short-term indebtedness, spend cash, or use a combination of these for all or part of the consideration paid in future acquisitions. The execution of our acquisition strategy could entail repositioning or similar actions that in turn require us to record impairments and other charges. Any such charges would reduce our earnings.

Our success depends on the services of our senior executives, the loss of whom could disrupt our operations.

Our ability to maintain our competitive position is dependent to a large degree on the services of our senior management team. We may not be able to retain our existing senior management personnel or attract additional qualified senior management personnel.

We are controlled by our principal shareholders.

Our officers and directors are our principal shareholders. As of March 26, 2020, together they directly own 69.5% of our outstanding shares of common stock. We expect our principal shareholders to continue to use their interest in our common stock: to significantly influence the direction of our management, the election of our entire board of directors, and the method and timing of the payment of dividends; to determine substantially all other matters requiring shareholder approval; and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring, or preventing a change in control, may discourage bids for our common stock at a premium over their market price, and may otherwise adversely affect the market price of our common stock.

Penny stock regulations will impose certain restrictions on resales of our securities, which may cause an investor to lose some or all of its investment.

The U.S. Securities and Exchange Commission has adopted regulations that generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction before the purchase. Further, if the price of the stock is below $5.00 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange, sales of that stock in the secondary trading market are subject to certain additional rules promulgated by the U.S. Securities and Exchange Commission. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are not required to provide the information called for by this item.

ITEM 2. PROPERTIES

We have closed our Heyburn, Idaho facilities and office, which were leased from Whistling Pete Enterprises, d/b/a Legacy Center, an Idaho limited liability company. The triple net lease, which commenced March 2, 2009, is a year-to-year lease. During the year ended December 31, 2019, we paid $1,200 per month in rent, plus our proportionate share of utilities, taxes, and common area maintenance expense, for 1,800 square feet of office and warehouse space. Whistling Pete Enterprises is owned 50% by Mark D. Williams, our president and director.

ITEM 3. LEGAL PROCEEDINGS

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

However, on June 27, 2019, we were served with Petitioner’s Motion to Join 20/20 Global as a Necessary Third-Party Respondent to the Present Action, and to Enforce the Judgment Entered October 9, 2018, by Ordering 20/20 Global, Inc., to Turn Over Marital Securities Earned by Respondent and Awarded to Petitioner and a Subpoena for Deposition (Records only) in the matter of In re the Marriage of Penni Gruenberg v. Myron Gruenberg, Case No. 17 D 3662, pending in the Circuit Court of Cook County, Illinois. Petitioner sought return of the shares originally represented by certificates nos. 539 and 540, which were returned by Mr. Gruenberg and cancelled by us after termination of our agreement with him for his failure to perform under the Master Services Agreement. We did not believe Mr. Gruenberg is entitled to the shares and, therefore, they could not be awarded to his spouse in litigation and vigorously defended this position. On March 6, 2020, an agreed order was entered whereby Penni Gruenberg voluntarily withdrew her petition in accordance with the terms of the settlement agreement dated March 4, 2020. Per the terms of the settlement, we paid $40,000 to Ms. Gruenberg.

ITEM 4. MINE SAFETY DISCLOSURES

This item is not applicable to our business.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES

Market Information

Our common stock is quoted on the Pink tier of the OTC Markets Group under the trading symbol “TWGL.” These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Since our inception, the sporadic trading activity in our common stock and the price fluctuations have been volatile, and we cannot assure that any market for our common stock will be maintained.

The following table sets forth the range of low and high closing sale prices for our common stock for each of the periods indicated as reported and summarized by the Pink tier of the OTC Markets Group:

	Low	High

2020:
First Quarter (through March 29, 2020)	$0.10	$0.17

2019:
Fourth Quarter	0.17	0.17
Third Quarter	0.17	0.17
Second Quarter	0.17	0.39
First Quarter	0.39	0.40

2018:
Fourth Quarter	0.25	0.35
Third Quarter	0.25	0.30
Second Quarter	0.40	0.80
First Quarter	0.05	0.05

On March 3, 2020, the closing price per share for the most recent sale of our common stock on the Pink tier of the OTC Markets Group was $0.10. We have approximately 110 stockholders of record of our common stock. As of March 30, 2020, we had 12,425,420 shares of our common stock issued and outstanding.

Holders of shares of common stock are entitled to receive dividends for our common stock when, as, and if declared by the board of directors out of funds legally available therefor. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future revenues, capital requirements, overall financial condition, and such other factors as our board of directors deems relevant.

Our shares of common stock are subject to the “penny stock” and other rules of the Securities Exchange Act of 1934, as amended (“Exchange Act”). In general terms, “penny stock” is defined as any equity security that has a market price less than $5.00 per share that is not traded on a national securities exchange or that has an exercise price of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers that sell these securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).

Transactions covered by these rules are subject to additional sales practice requirements, including the broker-dealer must make a special suitability determination for the purchase of these securities and have received the purchaser’s written consent to the transaction before the purchase. These rules may restrict the ability of broker-dealers to trade or maintain a market in our common stock, to the extent it is penny stock, and may affect the ability of stockholders to sell their shares.

Equity Compensation Plan

We do not have any securities authorized under equity compensation plans.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

We are not required to provide the information called for by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the audited and unaudited financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Results of Operations

Comparison of Years Ended December 31, 2019 and 2018

Sales and Cost of Sales

Due to the termination of our fresh produce business, we did not have any revenue or cost of revenue from continuing operations for the years ended December 31, 2019 and 2018.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the years ended December 31, 2019 and 2018, consisted of general and administrative expenses of $123,576 and $60,951, respectively; salaries and wages of $119,298 and $116,606, respectively; and payroll taxes of $8,844, and $8,517, respectively. General and administrative expenses consisted primarily of rent expense, professional fees and insurance costs.

Other Income (Expense) from Continuing Operations

Other expense of $1,504 for the year ended December 31, 2019, consisted of $16,253 of interest income and a $22,251 credit for the provision of income tax, which were offset with a $40,000 loss on a legal settlement. Other income of $15,799 for the year ended December 31, 2018, consisted of $15,918 of interest income offset by $119 of interest expense.

Net Loss from Continuing Operations

We had a net loss from continuing operations for the years ended December 31, 2019 and 2018, of $253,222 and $170,275, respectively.

Net Income from Discontinued Operations

Net income from discontinued operation for the years ended December 31, 2019 and 2018, was $258,025 and $231,477, respectively, due to the following.

From discontinued operations, we had revenue for the year ended December 31, 2019, of $12,283,783, as compared to $12,279,774 for the year ended December 31, 2018. Our corresponding cost of revenues for the year ended December 31, 2019, was $11,612,910, as compared to $11,668,496 for the year ended December 31, 2018. Gross profit for the same periods was $670,873 and $611,278, respectively.

Operating expenses from discontinued operations for the years ended December 31, 2019 and 2018, consisted of general and administrative expenses of $113,698 and $82,564, respectively; business development expenses of $42,080 and $44,778, respectively; salaries and wages of $212,500 and $178,542, respectively; and sales/marketing expenses of $27,967 and $32,329, respectively; and payroll taxes of $16,478, and $13,700, respectively.

Other income and from discontinued operations for the years ended December 31, 2019 and 2018, was $17,275 and $4,524, respectively.

Liquidity and Capital Resources

As of December 31, 2019, we had working capital of $651,355, up from working capital of $646,229 as of December 31, 2018. Our current assets of $1,214,585 consisted mainly of cash and accounts receivable from discontinued operations. We had retained earnings of $613,232 as of December 31, 2019, up from retained earnings of $608,429 as of December 31, 2018.

Operating activities provided net cash of $98,667 for the year ended December 31, 2019, as compared to using net cash of $68,534 for the year ended December 31, 2018. Investing activities used net cash of $1,000 and $0, respectively, for the years ended December 31, 2019 and 2018. We had a cash balance of $209,164 (net of $500,000 from discontinued operations) and $0 (net of $611,497 from discontinued operations) as of December 31, 2019 and 2018, respectively.

Our monthly operating costs averaged approximately $40,000 per month for the year ended December 31, 2019, excluding capital expenditures. We anticipate that our monthly operating costs will be approximately $21,000 per month for the foreseeable future while we seek other business opportunities. We plan to fund our operations with our cash on hand.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have discontinued our produce operations, and we are pursuing other business opportunities. Our ability to continue our operations as a going concern is dependent on management’s plans, which include finding another business opportunity or another active business that may be interested in acquiring us. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2019, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Revenue Recognition and Cost of Goods Sold

Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, we recognize revenue from the commercial sales of products and licensing agreements by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Our shipping terms typically specify FOB origination, at which time title and risk of loss have passed on to the customer as well as shipping and handling fees. Shipping and handling costs and fees are treated as a delivered load. On a delivered load versus an FOB load, we take the billing and pay the carriers. We contract with the carrier and, therefore, handle the shipping and handling charges and treat it as a “delivered sale.”

Income Taxes

We adopted ASC Topic 740-10-25, Income Taxes—Recognition, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740-10-25.

Share-based Expenses or Stock Based Compensation

We follow ASC Topic 718, Compensation—Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We accounted for stock-based compensation issued to nonemployees and consultants in accordance with the provisions of ASC Topic 505-50, Equity-Based Payments to Non-Employees, until December 31, 2018. Measurement of share-based payment transactions with nonemployees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Upon the adoption of Accounting Standards Updates (“ASU”) 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, we measured the fair value of equity instruments for nonemployee-based payment awards on the grant date.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Updates (“ASU”) 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance will be effective for annual reporting periods beginning after December 15, 2020, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We adopted this standard with no material impact to the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, which allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.

Recently issued accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that require adoption and that do not require adoption until a future date are not expected to have a material impact on our financial statements upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information called for by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including the Report of Independent Registered Public Accounting Firm on our consolidated financial statements, are included beginning on page F-1 of this report, which are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the U.S. Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in our internal control over financial reporting during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Certifying Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

We have assessed the effectiveness of those internal controls as of December 31, 2019, using the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework (2013) as a basis for our assessment. Based on this evaluation, our Certifying Officer concluded that our internal control over financial reporting was effective as of December 31, 2019.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name, age, tenure, and principal business experience of each of our executive officers and directors:

Name	Age	Title	Tenure

Mark D. Williams	56	President, Chief Executive and Financial Officer, Director	Since 2004

Colin Gibson	45	Vice President and Director	Since 2014

Mark Williams

Mark Williams has been our president, chief executive officer, and a director since 2004. Mark moved to the mountains of Southern Idaho when he was 15. He completed high school and attended Boise State University while working as a farm manager during the summer months. Mark enlisted and served in the U.S. Air Force, which led to a decade of work as a Federal Agent for the Department of Justice. In 1994, Mark returned to Idaho and joined his father at the newly formed 20/20 Produce Sales, Inc. Mark and his father successfully developed and implemented their vision for 20/20 Produce.

Colin Gibson

Colin Gibson is our vice president and a director. Colin grew up farming and ranching in Southern Idaho. He attended the University of Idaho and earned his degree in Agricultural economics in 1997. Colin began his career in 1997, in North Dakota, as a sales representative for Syngenta Corporation, one of the largest agricultural chemical companies in the United States. After several promotions, he was relocated back to Idaho, where he excelled in his career with Syngenta until joining 20/20 Produce in 2003. Colin brings experience from multiple sectors of the agricultural market to our business. He has been a great asset to the 20/20 Produce team, and his friendly, outgoing personality makes him a favorite with our customers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and persons that own more than 10% of a registered class of our equity securities to file with the U.S. Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors, and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the U.S. Securities and Exchange Commission since our registration statement on Form 10 became effective, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act, except that our chief executive officer and director Mark D. Williams failed to report the transfer of 143,049 shares of his stock to his grandchildren.

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, including our principal executive officer, principal financial officer, and principal accounting officer, a copy of which is included as an exhibit to this report.

Committees of the Board

We currently do not have nominating, compensation, or audit committees or committees performing similar functions and we do not have a written nominating, compensation, or audit committee charter. Our board of directors believes that it is not necessary to have these committees, at this time, because the directors can adequately perform the functions of such committees.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Mark D. Williams	2019	84,678	-	-	-	-	-	2,241	86,919
President and CEO	2018	83,542	5,000	-	-	-	-	1,600	90,142

Colin Gibson	2019	85,000	-	-	-	-	-	2,241	87,241
Vice President	2018	85,000	5,000	-	-	-	-	1,700	91,700

Executive Employment Agreements

We do not have any employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year End

We do not have any outstanding equity awards, pension plans, or other pension benefits, and there are no potential change-of-control payouts to any person.

We do not provide any long-term incentives, any stock options or awards, or any kind of additional equity awards.

Director Compensation

We do not compensate our directors for attendance at our board meetings.

Employee Benefits

In August 2014, we adopted a Premier Select Simple IRA Plan for our employees, which is available to certain eligible employees. We contribute 2% of compensation, not to exceed certain limits, for employees who participate in the IRA plan. During the years ended December 31, 2019 and 2018, we contributed $5,256 and $5,463, respectively, to the IRA Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of March 26, 2020, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 12,425,420 shares of common stock outstanding:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
The Robert and Joanna Williams Trust	Common stock	2,161,908	17.4%

Mark D. Williams	Common stock	5,446,173	43.8

Colin Gibson	Common stock	3,185,670	25.6

Directors:
Mark D. Williams	Common stock	5,589,222	45.0

Colin Gibson	Common stock	3,185,670	25.6

All Executive Officers and Directors as a Group (2 persons):	Common Stock	8,631,843	69.5%

_______________

(1)Address for all stockholders is 480 22nd Street, Box 2, Heyburn, ID 83336.

The persons named in the above table have sole voting and dispositive power respecting all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined according to the rules of the U.S. Securities and Exchange Commission, and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security. Each director, officer, or 5% or more stockholder, as the case may be, has furnished the information respecting beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND

RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is set forth below for any transaction during the three years ended December 31, 2019, to which we were a party and in which any of our officers and directors or any holder of more than 10% of any class of our stock had or is deemed to have a material interest.

Related-Party Transactions

Until December 31, 2019, we leased 1,800 square feet of office and warehouse space from Whistling Pete Enterprises, d/b/a Legacy Center, an Idaho limited liability company, under a year-to-year lease that commenced March 2, 2009, for $1,200 per month, plus utilities. Whistling Pete Enterprises is owned 50% by Mark Williams, our president and a director. We paid lease payments under this lease of $18,616 and $18,635 for the years ended December 31, 2019 and 2018, respectively.

On April 1, 2019, we entered into a lease agreement with Colin Gibson, our director, for the lease of an automobile. The lease was considered an operating lease, required monthly payments of $350, and had a term of six years. However, the lease was cancelled as of December 31, 2019.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, none of our directors is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Pinnacle Accountancy Group of Utah (a dba of Heaton & Co., PLLC) has served as our independent registered public accounting firm since the year ended December 31, 2016. We anticipate that representatives of Pinnacle Accountancy Group of Utah will be present at any annual meeting and will be provided the opportunity to make a statement, if they desire to do so, and respond to appropriate questions.

Audit Fees

For our fiscal year ended December 31, 2019, we were billed approximately $27,250 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2018, we were billed approximately $15,500 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2019 and 2018, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2019 and 2018, we were billed $2,500 and $3,404, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2019 and 2018.

Audit and Non-Audit Service Preapproval Policy

In accordance with the requirements of the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder, our board of directors has adopted an informal approval policy that it believes will result in an effective and efficient procedure to preapprove services performed by the independent registered public accounting firm.

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for last two fiscal years were approved by our board of directors.

Audit Services

Audit services include the annual financial statement audit (including quarterly reviews) and other procedures required to be performed by the independent registered public accounting firm to be able to form an opinion on our consolidated financial statements. The board of directors preapproves specified annual audit services engagement terms and fees and other specified audit fees. All other audit services must be specifically preapproved by the board of directors. The board of directors monitors the audit services engagement and may approve, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope or other items.

Audit-Related Services

Audit-related services are assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which historically have been provided to us by the independent registered public accounting firm and are consistent with the Securities and Exchange Commission’s rules on auditor independence. The board of directors preapproves specified audit-related services within preapproved fee levels. All other audit-related services must be preapproved by the board of directors.

Tax Services

The board of directors preapproves specified tax services that it believes would not impair the independence of the independent registered public accounting firm and that are consistent with Securities and Exchange Commission’s rules and guidance. The board of directors must specifically approve all other tax services.

All Other Services

Other services are services provided by the independent registered public accounting firm that do not fall within the established audit, audit-related, and tax services categories. The board of directors preapproves specified other services that do not fall within any of the specified prohibited categories of services.

Procedures

All proposals for services to be provided by the independent registered public accounting firm, which must include a detailed description of the services to be rendered and the amount of corresponding fees, are submitted to the board of directors and the chief financial officer. The chief financial officer authorizes services that have been preapproved by the board of directors. The chief financial officer submits requests or applications to provide services that have not been preapproved by board of directors, which must include an affirmation by the chief financial officer and the independent registered public accounting firm that the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence, to board of directors for approval.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following financial statements are filed as part of this report:

22

INDEX TO FINANCIAL STATEMENTS

Page

Audited Consolidated Financial Statements for the Years
Ended December 31, 2019 and 2018:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-3
Consolidated Statements of Operations for the Years Ended
December 31, 2019 and 2018	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the
Years Ended December 31, 2019 and 2018	F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2019 and 2018	F-6
Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

20/20 Global, Inc.

Heyburn, ID 83336

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 20/20 Global, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has recently been forced to discontinue its only revenue stream, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 30, 2020

20/20 GLOBAL, INC.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash in bank	$209,164	$-
Prepaid expenses	7,606	3,137
Other deposits and receivables	50,100	56,116
Note receivable	1,000	-
Assets of discontinued operations	946,715	1,439,851
Total current assets	1,214,585	1,499,104

Property, plant and equipment, net	548	871

TOTAL ASSETS	$1,215,133	$1,499,975

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued liabilities	$55,967	$3,238
Income tax payable	-	50,240
Liabilities of discontinued operations	507,263	799,397
Total current liabilities	563,230	852,875

TOTAL LIABILITIES	563,230	852,875

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,425,420 shares issued and outstanding	12,425	12,425
Additional paid-in capital	26,246	26,246
Retained earnings	613,232	608,429

TOTAL STOCKHOLDERS’ EQUITY	651,903	647,100

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,215,133	$1,499,975

See accompanying notes to the consolidated financial statements.

20/20 GLOBAL, INC.

Consolidated Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating Expenses:
General and administration expenses	123,576	60,951
Salaries and wages	119,298	116,606
Taxes - payroll	8,844	8,517
Total operating expense	251,718	186,074

Loss from Operations	(251,718)	(186,074)

Other Income (Expense):
Interest income	16,253	15,918
Interest expense	(8)	(119)
Other income	22,251	-
Loss on legal settlement	(40,000)	-
Total other income (expense)	(1,504)	15,799

Net loss before provision for income tax	(253,222)	(170,275)
Provision for income tax expense	-	-
Net loss from continuing operations	(253,222)	(170,275)
Net income from discontinued operations, net of tax	258,025	231,477
Net income	$4,803	$61,202

Basic and fully diluted earnings per share from continuing operations	$(0.02)	$(0.01)
Basic and fully diluted earnings per share from discontinued operations	0.02	0.01
Basic and fully diluted earnings per share	$0.00	$0.00

Weighted average shares outstanding—basic and diluted	12,425,420	12,845,053

See accompanying notes to the consolidated financial statements.

20/20 GLOBAL, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2017	-	$-	12,152,000	$12,152	$12,848	$547,227	$572,227
Common shares issued to directors for reimbursement	-	-	984,312	984	12,687	-	13,671
Common shares cancelled	-	-	(710,892)	(711)	711	-	-
Net income	-	-	-	-	-	61,202	61,202
Balance, December 31, 2018	-	-	12,425,420	12,425	26,246	608,429	647,100
Net income	-	-	-	-	-	4,803	4,803
Balance, December 31, 2019	-	$-	12,425,420	$12,425	$26,246	$613,232	$651,903

See accompanying notes to the consolidated financial statements.

20/20 GLOBAL, INC.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018

Cash Flows from Operating Activities:
Net income	$4,803	$61,202
Less net income from discontinued operations	(258,025)	(231,477)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	323	672
Change in assets and liabilities:
Prepaids and other receivables	1,547	(42,961)
Accounts payable and accrued liabilities	52,729	3,238
Operating cash flow from discontinued operations	297,290	140,792
Net cash provided by (used in) operating activities	98,667	(68,534)

Cash Flows from Investing Activities:
Proceeds from note receivable	(4,500)	-
Repayment of note receivable	3,500	-
Net cash used in investing activities	(1,000)	-

Net increase in cash	97,667	(68,534)
Cash of continuing operations at beginning of period	-	680,031
Cash of discontinued operations at beginning of period	611,497	-
Cash at end of period	$709,164	$611,497
Less: cash of discontinued operations, end of period	(500,000)	(611,497)
Cash of continuing operations, end of period	$209,164	$-

Supplemental Cash Flow Information:
Cash paid for interest	$8	$119
Cash paid for income taxes	$-	$97,134

Schedule of Noncash Investing and Financing Activities:
Common shares – issued to directors for reimbursement	$-	$13,671

See accompanying notes to the consolidated financial statements.

20/20 GLOBAL, INC.

Notes to Consolidated Financial Statements

December 31, 2019

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

We were a distributor of fresh produce with a tradition of service for the past 20 years, shipping fresh produce via refrigerated semi-trucks from manufacturing facilities to wholesalers from 10 separate geographical locations in Idaho, Washington, California, New Mexico, and Texas. Based on the loss of business generated through our license agreement with Markon Cooperative, Inc., we discontinued our fresh produce distribution business and closed our facilities at the end of 2019. We are pursuing other business opportunities and believe that we may find another business opportunity, or another active business may be interested in acquiring us.

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have recently been forced to discontinue our only revenue stream, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of 20/20 Global, Inc. and our wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

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

Reclassifications

The prior-year amounts have been modified in these financial statements to properly report amounts under current operations and discontinued operations (see Note 9).

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value, to be cash equivalents.

Accounts Receivable and Doubtful Accounts

Accounts receivable are stated at invoice value, which is net of any off-invoice promotions. A provision for doubtful accounts is recorded and based upon an assessment of credit risk within the accounts receivable portfolio, experience of delinquencies and charge-offs, and current market conditions. Management believes these provisions are adequate based upon the relevant information presently available. The allowance provided for the years ended December 31, 2019 and 2018, was $0 and $0, respectively. The write-offs for the years ended December 31, 2019 and 2018, were $15,440 and $0, respectively

Inventory

Substantially all inventories are stated at cost at the lower of first-in, first-out (“FIFO”) method or market. Inventory consists of packaging/raw materials.

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation on the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $323 and $672 for the years ended December 31, 2019 and 2018, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses in 2019 and 2018.

Revenue Recognition

Effective January 1, 2018, we adopted Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

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

There was no impact on our financial statements as a result of adopting ASC Topic 606 for the year ended December 31, 2019.

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

Sales to our largest customer amounted to approximately 66% of our total net sales in 2018, and our top two customers collectively accounted for approximately 91% of our total net sales. Approximately 39% of our total accounts receivable as of December 31, 2018, was due from our largest customer.

Sales to our largest customer amounted to approximately 58% of our total net sales in 2019, and our top two customers collectively accounted for approximately 92% of our total net sales. Approximately 54% of our total accounts receivable as of December 31, 2019, was due from our largest customer.

Fair Value of Financial Instruments

We follow FASB ASC subtopic 825-10-50-10, Financial Instruments-Overall-Disclosure, for disclosures about fair value of our financial instruments and subtopic 820-10-35-37, Fair Value Measurement-Overall-Subsequent Measurement, to measure the fair value of our financial instruments.

Subtopic 820-10-35-37 establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, subtopic 820-10-35-37 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by subtopic 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of our financial assets and liabilities, such as cash, prepaid expenses, and accrued expenses approximate their fair value because of the short maturity of those instruments.

Income Taxes

We adopted ASC Topic 740-10-25, Income Taxes—Recognition, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740-10-25.

Share-based Expenses or Stock Based Compensation

We follow ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We accounted for stock-based compensation issued to nonemployees and consultants in accordance with the provisions of ASC Topic 505-50, Equity–Based Payments to Non-Employees, until December 31, 2018.  Measurement of share-based payment transactions with nonemployees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Upon the adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, we measured the fair value of equity instruments for nonemployee-based payment awards on the grant date.

Income per Share

Basic income per common share equals net income divided by weighted average common shares outstanding during the period. Diluted income per share includes the impact on dilution from all contingently issuable shares, including options, warrants, and convertible securities. The common stock equivalents from contingent shares are determined by the treasury stock method.

We had no potentially dilutive securities as of December 31, 2019 and 2018.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods. We adopted this ASU on January 1, 2019. The adoption of ASU 2018-07 did not have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. This new guidance was effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual reporting periods, and early adoption is permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. We adopted this standard effective January 1, 2019, with no material impact to the consolidated financial statements.

We have reviewed other recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any other pronouncements to have an impact on our results of operations or financial position.

NOTE 3 – GOING CONCERN

The accompanying audited consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As discussed in Note 1, we have discontinued our operations as of December 31, 2019. We had a net loss of loss of $253,222 from continuing operations for the year ended December 31, 2019. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans, which include finding another business opportunity or another active business that may be interested in acquiring us, during the next 12 months. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – LEASE

On April 1, 2019, we entered into a lease agreement with Colin Gibson, director, for the lease of an automobile. The lease was considered an operating lease, required monthly payments of $350, and had a term of six years. We had accounted for the lease under ASU 842, Leases; however, the lease was cancelled as of December 31, 2019. As a result of the cancellation, both the right of use asset and the lease liability were removed with no gain or loss.

The lease expense for the year ended December 31, 2019, was $3,150, which consisted of amortization expense of $1,682 and interest expense of $1,468. The cash paid under our operating lease during the year ended December 31, 2019, was $3,150. We have used a discount rate of 8%, which is our deemed incremental borrowing rate.

NOTE 5 – RELATED-PARTY TRANSACTIONS

We lease our office from Whistling Pete Enterprises, d/b/a Legacy Center, an Idaho limited liability company. The lease, which commenced on March 2, 2009, presently is a year-to-year lease, and we currently pay $1,200 per month plus utilities. Whistling Pete Enterprises is owned 50% by Mark Williams, our president. Total lease payments were $18,616 and $18,635 during the years ended December 31, 2019 and 2018, respectively.

NOTE 6 – INCOME TAXES

We recognize the financial statement effects of tax positions when it is more likely than not, based on the technical merits, that the position will be sustained upon examination by a taxing authority. Recognized tax positions are initially and subsequently measured as the largest amount of tax benefit that is more likely than not of being realized upon ultimate settlement with a taxing authority. We have not taken a tax position that, if challenged, would have a material effect on the consolidated financial statements or the effective tax rate for the years ending December 31, 2019 and 2018.

On December 22, 2017, the 2017 Tax Cuts and Jobs Act was enacted into law including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others. We are required to recognize the effect of the tax law changes in the period of enactment, such as determining the transition tax, remeasuring our U.S. deferred tax assets and liabilities, as well as reassessing the net realizability of our deferred tax assets and liabilities. We do not have any foreign earnings and, therefore, we do not anticipate the impact of a transition tax. We have remeasured our U.S. deferred tax assets at a statutory income tax rate of 21%.

We join in filing a consolidated income tax return with our subsidiary. We have allocated federal income taxes by applying 21% for the years ending December 31, 2019 and 2018, respectively, and state income taxes by applying 7.4% to our taxable income.

We comply with GAAP, which requires the determination of deferred income taxes using an asset and liability approach, whereby deferred tax liabilities and assets are recognized for expected future tax consequences of temporary differences between carrying amounts and tax basis of asset and liabilities. Deferred balances are adjusted to reflect enacted changes in income tax rates. We do not have any deferred income taxes.

The provision for federal and state income taxes is associated with and included in net income from discontinued operations and consists of the following components:

	2019	2018
Federal	$13,093	$25,485
State	4,307	6,927
Total	$17,400	$32,412

The reconciliation between income taxes at the U.S. federal and state statutory rates of approximately 28.4% and the amount recorded in the accompanying consolidated financial statements is as follows:

	2019	2018
Tax expense at U.S. federal statutory rate	$13,093	$19,659
Tax expense at state statutory rate	4,307	6,928
Other	-	5,825
Total	$17,400	$32,412

Each of the last three tax years we have been in operation is subject to examination by the Internal Revenue Service.

NOTE 7 – STOCKHOLDERS’ EQUITY

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

In April 2018, we issued 196,862 shares of common stock to Robert Williams, 501,999 shares of common stock to Mark Williams, and 285,451 shares of common stock to Colin Gibson, all directors of the company. The shares were issued as reimbursements totaling $13,671 for personally owned shares they transferred for the Master Services Agreement. Stock for that agreement should have been issued by us from our authorized common stock.

NOTE 8 – EMPLOYER IRA PLAN

In August 2014, we adopted a Premier Select Simple IRA Plan, which covers all eligible employees who choose to participate. We contribute 2% of compensation, not to exceed certain limits, for employees who participate in the IRA Plan. During the years ended December 31, 2019 and 2018, we contributed $5,256 and $5,463, respectively, to the IRA Plan.

NOTE 9 – DISCONTINUED OPERATIONS

On July 1, 2019, Performance Food Group Company (“PFG”) announced that it entered into a definitive agreement to acquire Reinhart Foodservice, LLC (“Reinhart”) from Reyes Holdings, LLC. Reinhart is a principal purchaser of our fresh produce distribution business. On December 20, 2019, PFG received approval from the Federal Trade Commission to acquire Reinhart and closed the transaction on December 30, 2019. Most of our business through our License Agreement with Markon Cooperative is purchased by Reinhart. Although our Markon License Agreement has not been terminated, PFG notified us that it will use its existing suppliers, which do not include us. Since this agreement that generates over half of our existing business is effectively terminated, we decided to discontinue our fresh produce distribution business, and we have notified all of our vendors and suppliers that we will not conduct new business with them after December 27, 2019.

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2019 and 2018, and consist of the following:

	December 31,
	2019	2018
Current Assets of Discontinued Operations:
Cash	$500,000	$611,497
Accounts receivable	446,715	811,761
Inventory	-	16,593
Total Current Assets of Discontinued Operations:	$946,715	$1,439,851

Current Liabilities of Discontinued Operations:
Accounts payable	$489,863	$799,397
Accrual	17,400	-
Total Current Liabilities of Discontinued Operations:	$507,263	$799,397

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the years ended December 31, 2019 and 2018, have been reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2019 and 2018, and consist of the following.

	For the Year Ended
	December 31,
	2019	2018

Revenue of discontinued operations	$12,283,783	$12,279,774
Cost of revenues of discontinued operations	11,612,910	11,668,496
Gross profit of discontinued operations	670,873	611,278

Operating Expenses of Discontinued Operations:
General and administration expenses	113,698	82,564
Business development	42,080	44,778
Salaries and wages	212,500	178,542
Sales/marketing expense	27,967	32,329
Taxes - payroll	16,478	13,700
Total operating expense of discontinued operations	412,723	351,913

Operating income from discontinued operations	258,150	259,365

Other Income of Discontinued Operations:
Other income	17,275	4,524

Net income from discontinued operations before provision for income tax	275,425	263,889
Provision for income tax expense from discontinued operations	(17,400)	(32,412)
Net income from discontinued operations	$258,025	$231,477

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the years ended December 31, 2019 and 2018, consist of the following.

	For the Years Ended December 31,
	2019	2018
Net income from discontinued operations, net of tax	$258,025	$231,477
Changes in assets and liabilities:
Accounts receivable	365,046	(27,736)
Inventory	16,593	(3,797)
Accounts payable and accrued liabilities	(342,374)	(59,152)
Net cash provided by discontinued operations	$297,290	$140,792

NOTE 10 – SUBSEQUENT EVENTS

On March 6, 2020, in the case entitled In re the Marriage of Penni Gruenberg v. Myron Gruenberg, Case No. 17 D 3662, pending in the Circuit Court of Cook County, Illinois, an Agreed Order was entered whereby Penni Gruenberg voluntarily withdrew her Petition to Join 20/20 Global, Inc. as a Third-Party Respondent, in accordance with the terms of the settlement agreement dated March 4, 2020, entered into by and between 20/20 Global, Inc. and Penni Gruenberg. Per the terms of the settlement agreement, we paid $40,000 to Ms. Gruenberg. We consider this a recognized subsequent event per ASC 855-10-55-1, Subsequent Events, and have accrued the $40,000 payment as a liability as of December 31, 2019.

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, Subsequent Events, from the balance sheet date through the date the financial statements were issued and has determined that no additional material subsequent events exist.

(b)The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.01	Exchange Agreement and Plan of Reorganization by and among RM Investors, Inc., 20/20 Produce Sales, Inc., and Stockholders of 20/20 Produce Sales, Inc. dated March 14, 2014	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019

Item 3.	Articles of Incorporation and Bylaws
3.01	Amended and Restated Articles of Incorporation of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019

3.02	Bylaws of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019

Item 4.	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019

Item 10.	Material Contracts
10.01	License Agreement with Markon Cooperative dated June 27, 2016	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019

10.02	Produce Fixed-Term Purchase Agreement dated February 29, 2016	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019

10.03	Supplier Authorization Agreement dated February 29, 2016	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32	Section 1350 Certifications
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

20/20 GLOBAL, INC.

Date: March 30, 2020	By:	/s/ Mark D. Williams
Mark D. Williams, President,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)