Form 10-Q
period 2020-03-31
20/20 Global, Inc.
filed 2020-05-18
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
Commission File Number 000-56022

20/20 GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	87-0645794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

480 22nd Street, Box 2, Heyburn, ID 83336
(Address of principal executive offices, including zip code)

(208) 677-2020
(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒  No  [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 18, 2020, issuer had 12,425,420 outstanding shares of common stock, par value $0.001.

20/20 GLOBAL, INC.

Form 10-Q for the Quarterly Period Ended March 31, 2020

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

20/20 GLOBAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash in bank	$55,851	$209,164
Prepaid expenses	5,022	7,606
Other deposits and receivables	48,932	50,100
Note receivable	-	1,000
Assets of discontinued operations	500,000	946,715
Total current assets	609,805	1,214,585

Property, plant and equipment, net	-	548

TOTAL ASSETS	$609,805	$1,215,133

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued liabilities	$-	$55,967
Liabilities of discontinued operations	520	507,263
Total current liabilities	520	563,230

TOTAL LIABILITIES	520	563,230

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,425,420 shares issued and outstanding	12,425	12,425
Additional paid-in capital	26,246	26,246
Retained earnings	570,614	613,232

TOTAL STOCKHOLDERS’ EQUITY	609,285	651,903

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$609,805	$1,215,133

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Operating Expenses:
General and administration expenses	$22,464	$10,288
Salaries and wages	1,378	30,574
Total operating expense	23,842	40,862

Loss from Operations	(23,842)	(40,862)

Other Income:
Interest income	1,549	3,768
Total other income	1,549	3,768

Net loss before provision for income tax	(22,293)	(37,094)
Provision for income tax expense	-	-
Net loss from continuing operations	(22,293)	(37,094)
Net (loss) income from discontinued operations before provision for income tax	(20,325)	51,550
Provision for income tax expense from discontinued operations	-	-
Net (loss) income from discontinued operations	(20,325)	51,550
Net (loss) income	$(42,618)	$14,456

Basic and fully diluted earnings per share from continuing operations	$(0.00)	$(0.00)
Basic and fully diluted (loss) earnings per share from discontinued operations	(0.00)	0.00
Basic and fully diluted (loss) earnings per share	$(0.00)	$0.00

Weighted average shares outstanding—basic and diluted	12,425,420	12,425,420

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2019
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2018	-	-	12,425,420	$12,425	$26,246	$608,429	$647,100
Net income	-	-	-	-	-	14,456	14,456
Balance, March 31, 2019	-	$-	12,425,420	$12,425	$26,246	$622,885	$661,556

20/20 Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2020
(unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2019	-	-	12,425,420	$12,425	$26,246	$613,232	$651,903
Net loss	-	-	-	-	-	(42,618)	(42,618)
Balance, March 31, 2020	-	$-	12,425,420	$12,425	$26,246	$570,614	$609,285

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(42,618)	$14,456
Less net (income) loss from discontinued operations	20,325	(51,550)
Depreciation expense	548	-
Change in assets and liabilities:
Prepaids and other receivables	6,906	1,207
Accounts payable and accrued liabilities	(54,574)	(17,328)
Operating cash flow from discontinued operations	(81,746)	68,145
Net cash (used in) provided by operating activities	(151,159)	14,930

Cash Flows from Investing Activities:
Payments on note receivable	(2,154)	(4,500)
Net cash used in investing activities	(2,154)	(4,500)

Net (decrease) increase in cash	(153,313)	10,430
Cash of continuing operations at beginning of period	209,164	-
Cash of discontinued operations at beginning of period	500,000	611,497
Cash at end of period	$555,851	$621,927
Less: cash of discontinued operations	(500,000)	(500,000)
Cash of continuing operations	$55,851	$121,927

Supplemental Cash Flow Information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$21,419

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

We were incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. On March 15, 2014, under the terms of an Exchange Agreement and Plan of Reorganization, we acquired 100% of the issued and outstanding shares of our subsidiary 20/20 Produce Sales, Inc., an Idaho corporation that was incorporated on December 22, 1994. Our business operations are conducted through our wholly owned subsidiary. In connection with this reorganization, we obtained a new CUSIP number for our common stock, FINRA approval of our name change from RM Investors, Inc. to 20/20 Global, Inc. and a new trading symbol for our shares on the OTC market place, and effected a 2-for-1 forward split of the then issued and outstanding shares of our common stock.

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

Our accompanying unaudited condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we have recently been forced to discontinue our only revenue stream, which raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2019. The results of the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2020, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Basis of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of 20/20 Global, Inc. and our wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in these consolidated financial statements.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of less than three months that are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value, to be cash equivalents.

Accounts Receivable and Doubtful Accounts

Accounts receivable is stated at invoice value, which is net of any off-invoice promotions. A provision for doubtful accounts is recorded and based upon an assessment of credit risk within the accounts receivable portfolio, experience of delinquencies and charge-offs, and current market conditions. Management believes these provisions are adequate based upon the relevant information presently available. The allowance provided for the three months ended March 31, 2020, and for the year ended December 31, 2019, was $0 and $0, respectively. The write-offs for the three months ended March 31, 2020 and 2019, were $0 and $0, respectively.

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

For the three months ended March 31, 2020 and 2019, all sales and accounts receivable have been reclassified to discontinued operations.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any pronouncements to have an impact on our results of operations or financial position.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As discussed in Note 1, we discontinued our produce distribution business in December 2019. We had a net loss of loss of $22,293 from continuing operations for the quarter ended March 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans, which include finding another business opportunity or another active business that may be interested in acquiring us, during the next 12 months. These interim financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – RELATED-PARTY TRANSACTIONS

We lease our office from Whistling Pete Enterprises, d/b/a Legacy Center, an Idaho limited liability company. The lease, which commenced on March 2, 2009, presently is a year to year lease, and we currently pay $1,200 per month plus utilities. Whistling Pete Enterprises is owned 50% by Mark Williams, our president. Total lease payments were $3,288 and $4,691 during the three months ended March 31, 2020 and 2019, respectively.

NOTE 5 – EMPLOYER IRA PLAN

In August 2014, we adopted a Premier Select Simple IRA Plan, which covers all eligible employees who choose to participate. We contribute 2% of compensation, not to exceed certain limits, for employees who participate in the IRA Plan. During the three months ended March 31, 2020 and 2019, we contributed $0 and $1,391, respectively, to the IRA Plan.

NOTE 6 – LEGAL PROCEEDING

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

Petitioner sought return of the shares originally represented by certificates nos. 539 and 540, which were returned by Mr. Gruenberg and cancelled by us after termination of our agreement with him for his failure to perform under the Master Services Agreement. We did not believe Mr. Gruenberg is entitled to the shares and, therefore, they could not be awarded to his spouse in litigation and vigorously defended this position. On March 6, 2020, an agreed order was entered whereby Penni Gruenberg voluntarily withdrew her petition in accordance with the terms of the settlement agreement dated March 4, 2020. Per the terms of the settlement, we accrued $40,000 as of December 31, 2019. We paid the $40,000 to Ms. Gruenberg during the three months ended March 31, 2020.

NOTE 7 – DISCONTINUED OPERATIONS

On July 1, 2019, Performance Food Group Company (“PFG”) announced that it entered into a definitive agreement to acquire Reinhart Foodservice, LLC (“Reinhart”) from Reyes Holdings, LLC. Reinhart was a principal purchaser of our fresh produce distribution business. On December 20, 2019, PFG received approval from the Federal Trade Commission to acquire Reinhart and closed the transaction on December 30, 2019. Most of our business through our License Agreement with Markon Cooperative was purchased by Reinhart. Although our Markon License Agreement had not been terminated, PFG notified us that it would use its existing suppliers, which did not include us. Since this agreement that generated over half of our existing business was effectively terminated, we decided to discontinue our fresh produce distribution business, and we notified all of our vendors and suppliers that we would not conduct new business with them after December 27, 2019.

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of March 31, 2020 and December 31, 2019, and consist of the following:

	March 31, 2020	December 31, 2019
Current Assets of Discontinued Operations:
Cash	$500,000	$500,000
Accounts receivable	-	446,715
Total Current Assets of Discontinued Operations:	$500,000	$946,715

Current Liabilities of Discontinued Operations:
Accounts payable	$(873)	$489,863
Accrual	1,393	17,400
Total Current Liabilities of Discontinued Operations:	$520	$507,263

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three months ended March 31, 2020 and 2019, have been reflected as discontinued operations in the consolidated statements of operations for the three months ended March 31, 2020 and 2019, and consist of the following:

	For the Three Months
	Ended March 31,
	2020	2019

Revenues of discontinued operations	$(1,381)	$2,947,396
Cost of revenues of discontinued operations	207	2,778,915
Gross profit of discontinued operations	(1,174)	168,481

Operating Expenses of Discontinued Operations:
General and administration expenses	7,855	38,374
Business development	-	21,392
Salaries and wages	21,250	42,500
Sales/marketing expense	-	12,845
Taxes - payroll	1,685	3,369
Total operating expense of discontinued operations	30,790	118,480

Operating (loss) income from discontinued operations	(31,964)	50,001

Other Income of Discontinued Operations:
Other income	11,639	1,549

Net (loss) income from discontinued operations before provision for income tax	(20,325)	51,550
Provision for income tax expense from discontinued operations	-	-
Net (loss) income from discontinued operations	$(20,325)	$51,550

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, consists of the following:

	For the Three Months
	Ended March 31,
	2020	2019
Net (loss) income from discontinued operations, net of tax	$(20,325)	$51,550
Changes in assets and liabilities:
Accounts receivable	446,715	(251,633)
Inventory		505
Accounts payable and accrued liabilities	(508,136)	267,723
Net cash provided by discontinued operations	$(81,746)	$68,145

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2019, and the notes to those statements included in our Annual Report on Form 10-K for the year ended December 31, 2019. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in our annual report, which could cause actual results to differ materially from those anticipated in any forward-looking statements.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Sales and Cost of Sales

Due to the termination of our fresh produce business, we did not have any revenue or cost of revenue from continuing operations for the three months ended March 31, 2020 and 2019.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended March 31, 2020 and 2019, consisted of general and administrative expenses of $22,464 and $10,288, respectively, and salaries and wages of $1,378 and $30,574, respectively. General and administrative expenses consisted primarily of rent expense and professional fees.

Other Income from Continuing Operations

Other income, which is all interest income, was $1,549 and $3,768 for the three months ended March 31, 2020 and 2019, respectively.

Net Loss from Continuing Operations

We had a net loss from continuing operations for the three months ended March 31, 2020 and 2019, of $22,293 and $37,094, respectively.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations for the three months ended March 31, 2020, was $20,325, compared to net income of $51,550 from discontinued operations for the three months ended March 31, 2019, due to the following:

From discontinued operations, we had revenue for the three months ended March 31, 2020, of $0, as compared to $2,947,396 for the three months ended March 31, 2019. Our corresponding cost of revenues for the three months ended March 31, 2020, of $0, as compared to $2,778,915 for the three months ended March 31, 2019.

Operating expenses from discontinued operations for the three months ended March 31, 2020, was $30,790, as compared to $118,480 for the three months of March 31, 2019, which consisted of general and administrative expenses of $38,374, business development expenses of $21,392, salaries and wages of $42,500, sales/marketing expenses of $12,845, and payroll taxes of $3,369.

Liquidity and Capital Resources

As of March 31, 2020, we had working capital of $609,285, slightly down from working capital of $651,355 at December 31, 2019. Our current assets of $609,805 consisted mainly of cash and other receivables. We had retained earnings of $570,614 as of March 31, 2020, down from retained earnings of $613,232 as of December 31, 2019.

Net loss for the three months ended March 31, 2020, was $42,618, as compared to net income of $14,456 for the three months ended March 31, 2019. Operating activities used net cash of $151,159, as compared to providing net cash of $14,930 for the three months ended March 31, 2019. Investing activities used net cash of $2,154 and $4,500 during the three months ended March 31, 2020 and 2019, respectively. We had a cash balance from continuing operations at March 31, 2020 and 2019, of $55,851 and $121,927, respectively. We had a cash balance from discontinued operations at March 31, 2020 and 2019 of $500,000 and $500,000, respectively.

Our monthly operating costs average approximately $21,000 per month for the foreseeable future while we seek other business opportunities. We plan to fund our operations with our cash on hand.

Our interim financial statements have been prepared assuming we will continue as a going concern. We have discontinued our produce operations, and we are pursuing other business opportunities. Our ability to continue our operations as a going concern is dependent on management’s plans, which include finding another business opportunity or another active business that may be interested in acquiring us. The accompanying consolidated interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated interim financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

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

20/20 GLOBAL, INC.

Date: May 18, 2020	By:	/s/ Mark D. Williams
Mark D. Williams, President,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)