Form 10-Q
period 2020-06-30
20/20 Global, Inc.
filed 2020-08-19
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2020, issuer had 12,925,420 outstanding shares of common stock, par value $0.001.

20/20 GLOBAL, INC.

Form 10-Q for the Quarter Ended June 30, 2020

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

20/20 GLOBAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash in bank	$194	$209,164
Prepaid expenses	2,511	7,606
Other deposits and receivables	45,778	50,100
Note receivable	-	1,000
Assets of discontinued operations	500,000	946,715
Total current assets	548,483	1,214,585

Property, plant and equipment, net	-	548

TOTAL ASSETS	$548,483	$1,215,133

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,798	$-
Accrued liabilities	-	55,967
Liabilities of discontinued operations	-	507,263
Total current liabilities	10,798	563,230

TOTAL LIABILITIES	10,798	563,230

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,425,420 shares issued and outstanding	12,425	12,425
Additional paid-in capital	26,246	26,246
Retained earnings	499,014	613,232

TOTAL STOCKHOLDERS’ EQUITY	537,685	651,903

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$548,483	$1,215,133

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Operating Expenses:
General and administration expenses	$37,593	$13,261	$60,057	$23,549
Salaries and wages	-	13,025	1,378	43,599
Total operating expenses	37,593	26,286	61,435	67,148

Loss from operations	(37,593)	(26,286)	(61,435)	(67,148)

Other Income:
Interest income	314	4,703	1,863	8,471
Total other income	314	4,703	1,863	8,471

Net loss before provision for income tax	(37,279)	(21,583)	(59,572)	(58,677)
Provision for income tax expense	-	-	-	-
Net loss from continuing operations	(37,279)	(21,583)	(59,572)	(58,677)
Net (loss) income from discontinued operations before provision for income tax	(34,321)	60,920	(54,646)	112,470
Provision for income tax expense from discontinued operations	-	-	-	-
Net (loss) income from discontinued operations	(34,321)	60,920	(54,646)	112,470
Net (loss) income	$(71,600)	$39,337	$(114,218)	$53,793

Basic and fully diluted earnings per share from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Basic and fully diluted (loss) earnings per share from discontinued operations	(0.00)	0.00	(0.00)	0.00
Basic and fully diluted (loss) earnings per share	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding—basic and diluted	12,425,420	12,425,420	12,425,420	12,425,420

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 Global, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2018	-	$-	12,425,420	$12,425	$26,246	$608,429	$647,100
Net income	-	-	-	-	-	14,456	14,456
Balance, March 31, 2019	-	-	12,425,420	12,425	26,246	622,885	661,556
Net income		-	-	-	-	39,337	39,337
Balance, June 30, 2019	-	$-	12,425,420	$12,425	$26,246	$662,222	$700,893

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance, December 31, 2019	-	$-	12,425,420	$12,425	$26,246	$613,232	$651,903
Net loss	-	-	-	-	-	(42,618)	(42,618)
Balance, March 31, 2020	-	-	12,425,420	12,425	26,246	570,614	609,285
Net loss	-	-	-	-	-	(71,600)	(71,600)
Balance, June 30, 2020	-	$-	12,425,420	$12,425	$26,246	$499,014	$537,685

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net loss from continuing operations	$(59,572)	$(58,677)
Less net (income) loss from discontinued operations	(54,646)	112,470
Depreciation expense	548	323
Change in assets and liabilities:
Prepaid expenses, deposits, and other receivables	9,417	6,799
Accounts payable and accrued liabilities	(45,167)	(46,672)
Operating cash flow from discontinued operations	(60,550)	17,483
Net cash (used in) provided by operating activities	(209,970)	31,726

Cash flows from investing activities:
Issuance of note receivable	-	(4,500)
Payments on note receivable	1,000	1,000
Net cash provided by (used in) investing activities	1,000	(3,500)

Net (decrease) increase in cash	(208,970)	28,226
Cash of continuing operations at beginning of period	209,164	-
Cash of discontinued operations at beginning of period	500,000	611,497
Cash at end of period	$500,194	$639,723
Less: cash of discontinued operations	(500,000)	(500,000)
Cash of continuing operations	$194	$139,723

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$21,419

Schedule of noncash investing and financing activities:
Establish operating lease right of use asset and related liability	$-	$16,199

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2019. The results of the six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2020, and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

Accounts Receivable and Doubtful Accounts

Accounts receivable is stated at invoice value, which is net of any off-invoice promotions. A provision for doubtful accounts is recorded and based upon an assessment of credit risk within the accounts receivable portfolio, experience of delinquencies and charge-offs, and current market conditions. Management believes these provisions are adequate based upon the relevant information presently available. The allowance provided for the six months ended June 30, 2020, and for the year ended December 31, 2019, was $0 and $0, respectively. The write-offs for the three and six months ended June 30, 2020 and 2019, were $0 and $0, respectively.

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

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

For the three and six months ended June 30, 2020 and 2019, all sales and accounts receivable have been reclassified to discontinued operations.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any pronouncements to have an impact on our results of operations or financial position.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As discussed in Note 1, we discontinued our produce distribution business in December 2019. We had a net loss of loss of $59,572 from continuing operations for the six months ended June 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans, which include finding another business opportunity or another active business that may be interested in acquiring us, during the next 12 months. These interim financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – RELATED-PARTY TRANSACTIONS

We lease our office from Whistling Pete Enterprises, d/b/a Legacy Center, an Idaho limited liability company. The lease, which commenced on March 2, 2009, presently is a year to year lease, and we currently pay $1,200 per month plus utilities. Whistling Pete Enterprises is owned 50% by Mark Williams, our president. Total lease payments were $7,438 and $8,139 during the six months ended June 30, 2020 and 2019, respectively.

NOTE 5 – EMPLOYER IRA PLAN

In August 2014, we adopted a Premier Select Simple IRA Plan, which covers all eligible employees who choose to participate. We contribute 2% of compensation, not to exceed certain limits, for employees who participate in the IRA Plan. During the six months ended June 30, 2020 and 2019, we contributed $0 and $2,704, respectively, to the IRA Plan.

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

Petitioner sought return of the shares originally represented by certificates nos. 539 and 540, which were returned by Mr. Gruenberg and cancelled by us after termination of our agreement with him for his failure to perform under the Master Services Agreement. We did not believe Mr. Gruenberg is entitled to the shares and, therefore, they could not be awarded to his spouse in litigation and vigorously defended this position. On March 6, 2020, an agreed order was entered whereby Penni Gruenberg voluntarily withdrew her petition in accordance with the terms of the settlement agreement dated March 4, 2020. Per the terms of the settlement, we accrued $40,000 as of December 31, 2019. We paid the $40,000 to Ms. Gruenberg during the six months ended June 30, 2020.

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

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of June 30, 2020 and December 31, 2019, and consist of the following:

	June 30, 2020	December 31, 2019
Current Assets of Discontinued Operations:
Cash	$500,000	$500,000
Accounts receivable	-	446,715
Total Current Assets of Discontinued Operations:	$500,000	$946,715

Current Liabilities of Discontinued Operations:
Accounts payable	$-	$489,863
Accrual	-	17,400
Total Current Liabilities of Discontinued Operations:	$-	$507,263

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three and six months ended June 30, 2020 and 2019, have been reflected as discontinued operations in the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, and consist of the following:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Revenues of discontinued operations	$(36)	$3,907,731	$(1,417)	$6,855,127
Cost of revenues of discontinued operations	36	3,744,773	243	6,523,688
Gross profit of discontinued operations	-	162,958	(1,174)	331,439

Operating expenses of discontinued operations:
General and administration expenses	(5,408)	41,154	2,447	79,528
Business development	-	20,134	-	41,526
Salaries and wages	24,246	58,986	47,181	104,855
Sales/marketing expense	-	4,842	-	17,687
Total operating expenses of discontinued operations	18,838	125,116	49,628	243,596

Operating (loss) income from discontinued operations	(18,838)	37,842	(50,802)	87,843

Other income of discontinued operations:
Other (expense) income	(15,483)	23,078	(3,844)	24,627

Net (loss) income from discontinued operations before provision for income tax	(34,321)	60,920	(54,646)	112,470
Provision for income tax expense from discontinued operations	-	-	-	-
Net (loss) income from discontinued operations	$(34,321)	$60,920	$(54,646)	$112,470

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, consists of the following:

	For the Six Months
	Ended June 30,
	2020	2019
Net (loss) income from discontinued operations, net of tax	$(54,646)	$112,470
Changes in assets and liabilities:
Accounts receivable	446,715	(619,391)
Inventory	-	3,712
Accounts payable and accrued liabilities	(507,675)	633,162
Net cash provided by discontinued operations	$(115,196)	$129,953

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855, from the balance sheet date through the date the financial statements were issued, and has determined that no material subsequent events exist, other than the following:

On July 28, 2020, our board of directors authorized the issuance of 500,000 shares of our common stock to our chief executive officer and president, Mark D. Williams, for his services rendered in connection with winding down our business operations.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Sales and Cost of Sales

Due to the termination of our fresh produce business, we did not have any revenue or cost of revenue from continuing operations for the three months ended June 30, 2020 and 2019.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended June 30, 2020 and 2019, consisted of general and administrative expenses of $37,593 and $13,261, respectively, and salaries and wages of $0 and $13,025, respectively. General and administrative expenses consisted primarily professional fees.

Other Income from Continuing Operations

Other income, which is all interest income, was $314 and $4,703 for the three months ended June 30, 2020 and 2019, respectively.

Net Loss from Continuing Operations

We had a net loss from continuing operations for the three months ended June 30, 2020 and 2019, of $37,279 and $21,583, respectively.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations for the three months ended June 30, 2020, was $34,321, compared to net income from discontinued operations of $60,920 for the three months ended June 30, 2019, due to the following:

From discontinued operations, we had revenue for the three months ended June 30, 2020, of $(36), as compared to $3,907,731 for the three months ended June 30, 2019. Our corresponding cost of revenues for the three months ended June 30, 2020, was $36, as compared to $3,744,773 for the three months ended June 30, 2019.

Operating expenses from discontinued operations for the three months ended June 30, 2020 and 2019, were $18,838 and $125,116, respectively, which consisted of general and administrative expenses of $(5,408) (a result of credit memos received during the quarter) and $41,154, respectively, business development expenses of $0 and $20,134, respectively, salaries and wages of $24,246 and $58,986, respectively, and sales/marketing expenses of $0 and $4,842, respectively.

Comparison of the Six Months Ended June 30, 2020 and 2019

Sales and Cost of Sales

Due to the termination of our fresh produce business, we did not have any revenue or cost of revenue from continuing operations for the six months ended June 30, 2020 and 2019.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the six months ended June 30, 2020 and 2019, were $61,435 and $67,148, respectively, which consisted of general and administrative expenses of $60,057 and $23,549, and salaries and wages of $1,378 and $43,599, respectively. General and administrative expenses consisted primarily of rent expense and professional fees.

Other Income from Continuing Operations

Other income, which is all interest income, was $1,863 and $8,471 for the six months ended June 30, 2020 and 2019, respectively.

Net Loss from Continuing Operations

We had a net loss from continuing operations for the six months ended June 30, 2020 and 2019, of $59,572 and $58,677, respectively.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations for the six months ended June 30, 2020, was $54,646, compared to net income from discontinued operations of $112,470 for the six months ended June 30, 2019, due to the following:

From discontinued operations, we had revenue for the six months ended June 30, 2020, of $1,417, as compared to $6,855,127, for the six months ended June 30, 2019. Our corresponding cost of revenues for the six months ended June 30, 2020, was $243, as compared to $6,523,688 for the six months ended June 30, 2019.

Operating expenses from discontinued operations for the six months ended June 30, 2020, were $49,628, as compared to $243,596 for the six months of June 30, 2019, which consisted of general and administrative expenses of $2,447 and $79,528, business development expenses of $0 and $41,526, salaries and wages of $47,181 and $104,855, and sales/marketing expenses of $0 and $17,687, respectively.

Liquidity and Capital Resources

As of June 30, 2020, we had working capital of $537,685, slightly down from working capital of $651,355 at December 31, 2019. Our current assets of $548,483 consisted mainly of cash and other receivables and assets of discontinued operations. We had retained earnings of $499,014 as of June 30, 2020, down from retained earnings of $613,232 as of December 31, 2019.

Net loss for the six months ended June 30, 2020, was $114,218, as compared to net income of $53,793 for the six months ended June 30, 2019. Operating activities used net cash of $209,970, as compared to providing net cash of $31,726 for the six months ended June 30, 2019. Investing activities provided net cash of $1,000 and used net cash of $3,500 during the six months ended June 30, 2020 and 2019, respectively. We had a cash balance from continuing operations at June 30, 2020 and 2019, of $194 and $139,723, respectively. We had a cash balance from discontinued operations at June 30, 2020 and 2019, of $500,000 and $500,000, respectively.

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

Revenue Recognition

We recognize revenue in accordance with Financial Accounting Standards Board, Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

20/20 GLOBAL, INC.

Date: August 19, 2020	By:	/s/ Mark D. Williams
Mark D. Williams, President,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)