Form 10-Q
period 2020-09-30
20/20 Global, Inc.
filed 2020-11-16
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 13, 2020, issuer had 12,925,420 outstanding shares of common stock, par value $0.001.

20/20 GLOBAL, INC.

Form 10-Q for the Quarter Ended September 30, 2020

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

20/20 GLOBAL, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash	$51,874	$209,164
Prepaid expenses	-	7,606
Other deposits and receivables	48,096	50,100
Note receivable	-	1,000
Assets of discontinued operations	384,807	946,715
Total current assets	484,777	1,214,585

Property, plant and equipment, net	-	548

TOTAL ASSETS	$484,777	$1,215,133

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accrued liabilities	$1,149	$55,967
Liabilities of discontinued operations	-	507,263
Total current liabilities	1,149	563,230

TOTAL LIABILITIES	1,149	563,230

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,925,420 and 12,425,540 shares issued and outstanding, respectively	12,925	12,425
Additional paid-in capital	50,746	26,246
Retained earnings	419,957	613,232

TOTAL STOCKHOLDERS’ EQUITY	483,628	651,903

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$484,777	$1,215,133

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Operating expenses:
General and administration expenses	$24,013	$43,642	$85,448	$67,191
Consulting – related party	25,000	-	25,000	-
Salaries and wages	-	11,724	-	55,323
Total operating expenses	49,013	55,366	110,448	122,514

Loss from operations	(49,013)	(55,366)	(110,448)	(122,514)

Other Income:
Interest income	280	4,696	2,143	13,167
Total other income	280	4,696	2,143	13,167

Net loss before provision for income tax	(48,733)	(50,670)	(108,305)	(109,347)
Provision for income tax expense	-	-	-	-
Net loss from continuing operations	(48,733)	(50,670)	(108,305)	(109,347)
Net (loss) income from discontinued operations before provision for income tax	(30,324)	94,590	(84,970)	207,060
Provision for income tax expense from discontinued operations	-	-	-	-
Net (loss) income from discontinued operations	(30,324)	94,590	(84,970)	207,060
Net (loss) income	$(79,057)	$43,920	$(193,275)	$97,713

Basic and fully diluted earnings per share from continuing operations	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Basic and fully diluted (loss) earnings per share from discontinued operations	(0.00)	0.01	(0.01)	0.02
Basic and fully diluted (loss) earnings per share	$(0.01)	$0.00	$(0.02)	$0.01

Weighted average shares outstanding—basic and diluted	12,816,724	12,425,420	12,556,807	12,425,420

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 Global, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2019 and 2020
(unaudited)
					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Total

Balance December 31, 2018	-	$-	12,425,420	$12,425	$26,246	$608,429	$647,100
Net income	-	-	-	-	-	14,456	14,456
Balance March 31, 2019	-	-	12,425,420	12,425	26,246	622,885	661,556
Net income	-	-	-	-	-	39,337	39,337
Balance June 30, 2019	-	-	12,425,420	12,425	26,246	662,222	700,893
Net income	-	-	-	-	-	43,920	43,920
Balance September 30, 2019	-	$-	12,425,420	$12,425	$26,246	$706,142	$744,813

						Additional
	Preferred Stock			Common Stock		Paid-in	Retained
	Shares	Amount		Shares	Amount	Capital	Earnings	Total

Balance December 31, 2019	-		$-	12,425,420	$12,425	$26,246	$613,232	$651,903
Net loss	-		-	-	-	-	(42,618)	(42,618)
Balance March 31, 2020	-		-	12,425,420	12,425	26,246	570,614	609,285
Net loss	-		-	-	-	-	(71,600)	(71,600)
Balance June 30, 2020	-		-	12,425,420	12,425	26,246	499,014	537,685
Common stock issued for services – related party	-	-		500,000	500	24,500	-	25,000
Net loss	-		-	-	-	-	(79,057)	(79,057)
Balance September 30, 2020	-		$-	12,925,420	$12,925	$50,746	$419,957	$483,628

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019

Cash flows from operating activities:
Net loss from continuing operations	$(108,305)	$(109,347)
Less net (income) loss from discontinued operations	(84,970)	207,060
Depreciation expense	548	323
Stock compensation – related party	25,000	-
Change in assets and liabilities:
Prepaids and other receivables	9,610	349
Accounts payable and accrued liabilities	(54,819)	(40,840)
Operating cash flow from discontinued operations	(60,548)	87,876
Net cash (used in) provided by operating activities	(273,484)	145,421

Cash flows from investing activities:
Issuance of note receivable	-	(3,500)
Payments on note receivable	1,000	1,000
Net cash provided by (used in) investing activities	1,000	(2,500)

Net (decrease) increase in cash	(272,484)	142,921
Cash of continuing operations at beginning of period	209,164	-
Cash of discontinued operations at beginning of period	500,000	611,497
Cash at end of period	$436,680	$754,418
Less cash of discontinued operations	(384,806)	(500,000)
Cash of continuing operations	$51,874	$254,418

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$21,419

Schedule of noncash investing and financing activities:
Establish operating lease right of use asset and related liability	$-	$16,199

See accompanying notes to the unaudited condensed consolidated financial statements.

20/20 GLOBAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and footnotes for the year ended December 31, 2019. The results of the nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year ending December 31, 2020.

In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2020, and the results of operations and cash flows presented herein, have been included in the financial statements. All such adjustments are of a normal and recurring nature.

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

Revenue Recognition

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

We had no sales for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, all sales and accounts receivable have been reclassified to discontinued operations.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any pronouncements to have an impact on our results of operations or financial position.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As discussed in Note 1, we discontinued our produce distribution business in December 2019. We had a net loss of loss of $108,305 from continuing operations for the nine months ended September 30, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans, which include finding another business opportunity or another active business that may be interested in acquiring us, during the next 12 months. These interim financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 4 – RELATED-PARTY TRANSACTIONS

We lease our office from Whistling Pete Enterprises, d/b/a Legacy Center, an Idaho limited liability company. The lease, which commenced on March 2, 2009, presently is a year to year lease, and we currently pay $1,200 per month plus utilities. Whistling Pete Enterprises is owned 50% by Mark Williams, our president. Total lease payments were $11,038 and $12,233 during the nine months ended September 30, 2020 and 2019, respectively.

On July 20, 2020, we granted 500,000 shares of common stock to Mark Williams for consideration relating to the winding down of our operations. The shares were valued at $0.05 for total noncash expense of $25,000.

NOTE 5 – EMPLOYER IRA PLAN

In August 2014, we adopted a Premier Select Simple IRA Plan, which covers all eligible employees who choose to participate. We contribute 2% of compensation, not to exceed certain limits, for employees who participate in the IRA Plan. During the nine months ended September 30, 2020 and 2019, we contributed $0 and $5,810, respectively, to the IRA Plan.

NOTE 6 – LEGAL PROCEEDING

On June 27, 2019, we were served with Petitioner’s Motion to Join 20/20 Global as a Necessary Third-Party Respondent to the Present Action, and to Enforce the Judgment Entered October 9, 2018, by Ordering 20/20 Global, Inc., to Turn Over Marital Securities Earned by Respondent and Awarded to Petitioner and a Subpoena for Deposition (Records only) in the matter of In re the Marriage of Penni Gruenberg v. Myron Gruenberg, Case No. 17 D 3662, filed in the Circuit Court of Cook County, Illinois.

Petitioner sought return of the shares originally represented by certificates nos. 539 and 540, which were returned by Mr. Gruenberg and cancelled by us after termination of our agreement with him for his failure to perform under the Master Services Agreement. We did not believe Mr. Gruenberg was entitled to the shares and, therefore, they could not be awarded to his spouse in litigation and vigorously defended this position. On March 6, 2020, an agreed order was entered whereby Penni Gruenberg voluntarily withdrew her petition in accordance with the terms of the settlement agreement dated March 4, 2020. Per the terms of the settlement, we accrued $40,000 as of December 31, 2019. We paid the $40,000 to Ms. Gruenberg during the nine months ended September 30, 2020.

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

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of September 30, 2020 and December 31, 2019, and consist of the following:

	September 30, 2020	December 31, 2019

Current assets of discontinued operations:
Cash	$384,807	$500,000
Accounts receivable	-	446,715
Total current assets of discontinued operations:	$384,807	$946,715

Current liabilities of discontinued operations:
Accounts payable	$-	$489,863
Accrual	-	17,400
Total current liabilities of discontinued operations:	$-	$507,263

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations from discontinued operations for the three and nine months ended September 30, 2020 and 2019, have been reflected as discontinued operations in the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, and consist of the following:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019

Revenues of discontinued operations	$-	$3,556,333	$(1,417)	$10,411,460
Cost of revenues of discontinued operations	-	3,399,083	(243)	9,922,771
Gross profit of discontinued operations	-	157,250	(1,174)	488,689

Operating expenses of discontinued operations:
General and administration expenses	7,449	-	9,896	79,528
Business development	-	200	-	41,726
Salaries and wages	22,875	58,160	70,056	163,015
Sales/marketing expense	-	7,952	-	25,639
Total operating expense of discontinued operations	30,324	66,312	79,952	309,908

Operating (loss) income from discontinued operations	(30,324)	90,938	(81,126)	178,781

Other Income of Discontinued Operations:
Other income (expense)	-	3,652	(3,844)	28,279

Net (loss) income from discontinued operations before provision for income tax	(30,324)	94,590	(84,970)	207,060
Provision for income tax expense from discontinued operations	-	-	-	-
Net (loss) income from discontinued operations	$(30,324)	$94,590	$(84,970)	$207,060

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, consists of the following:

	For the Nine Months
	Ended September 30,
	2020	2019

Net (loss) income from discontinued operations, net of tax	$(84,970)	$207,060
Changes in assets and liabilities:
Accounts receivable	446,715	145,971
Inventory	-	3,200
Accounts payable and accrued liabilities	(507,263)	(61,295)
Net cash (used in) provided by discontinued operations	$(145,518)	$294,936

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Sales and Cost of Sales

Due to the termination of our fresh produce business, we did not have any revenue or cost of revenue from continuing operations for the three months ended September 30, 2020 and 2019.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the three months ended September 30, 2020 and 2019, consisted of general and administrative expenses of $24,013 and $43,642, respectively, related-party consulting fees of $25,000 and $0, respectively, and salaries and wages of $0 and $11,724, respectively. General and administrative expenses consisted primarily professional fees.

Other Income from Continuing Operations

Other income, which is all interest income, was $280 and $4,696 for the three months ended September 30, 2020 and 2019, respectively.

Net Loss from Continuing Operations

We had a net loss from continuing operations for the three months ended September 30, 2020 and 2019, of $48,733 and $50,670, respectively.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2020, was $30,324 compared to net income from discontinued operations of $94,590 for the three months ended September 30, 2019, due to the following:

From discontinued operations, we had revenue for the three months ended September 30, 2020, of $0, as compared to $3,556,333 for the three months ended September 30, 2019. Our corresponding cost of revenues for the three months ended September 30, 2020, was $0, as compared to $3,399,083 for the three months ended September 30, 2019.

Operating expenses from discontinued operations for the three months ended September 30, 2020 and 2019, were $30,324 and $66,312, respectively, which consisted of general and administrative expenses of $7,449 and $0, respectively, business development expenses of $0 and $200 respectively, salaries and wages of $22,875 and $58,160, respectively, and sales/marketing expenses of $0 and $7,952, respectively.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Sales and Cost of Sales

Due to the termination of our fresh produce business, we did not have any revenue or cost of revenue from continuing operations for the nine months ended September 30, 2020 and 2019.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the nine months ended September 30, 2020 and 2019, were $110,448 and $122,514, respectively, which consisted of general and administrative expenses of $85,448 and $67,191, respectively, related-party consulting fees of $25,000 and $0, respectively, and salaries and wages of $0 and $55,323, respectively. General and administrative expenses consisted primarily of rent expense and professional fees.

Other Income from Continuing Operations

Other income, which is all interest income, was $2,143 and $13,167 for the nine months ended September 30, 2020 and 2019, respectively.

Net Loss from Continuing Operations

We had a net loss from continuing operations for the nine months ended September 30, 2020 and 2019, of $108,305 and $109,347, respectively.

Net (Loss) Income from Discontinued Operations

Net loss from discontinued operations for the nine months ended September 30, 2020, was $84,970 compared to net income from discontinued operations of $207,060 for the nine months ended September 30, 2019, due to the following:

From discontinued operations, we had revenue for the nine months ended September 30, 2020, of $(1,417), as compared to $10,411,460 for the nine months ended September 30, 2019. Our corresponding cost of revenues for the nine months ended September 30, 2020, was $(243) as compared to $9,922,771 for the nine months ended September 30, 2019.

Operating expenses from discontinued operations for the nine months ended September 30, 2020, were $79,952, as compared to $309,908 for the nine months of September 30, 2019, which consisted of general and administrative expenses of $9,896 and $79,528, business development expenses of $0 and $41,726, salaries and wages of $70,056 and $163,015, and sales/marketing expenses of $0 and $25,639, respectively.

Liquidity and Capital Resources

As of September 30, 2020, we had working capital of $483,628, down from working capital of $651,355 at December 31, 2019. Our current assets of $484,777 consisted mainly of cash and other receivables and assets of discontinued operations. We had retained earnings of $419,957 as of September 30, 2020, down from retained earnings of $613,232 as of December 31, 2019.

Net loss for the nine months ended September 30, 2020, was $193,275, as compared to net income of $97,713 for the nine months ended September 30, 2019. Operating activities used net cash of $273,484, as compared to providing net cash of $145,421 for the nine months ended September 30, 2019. Investing activities provided net cash of $1,000 and used net cash of $2,500 during the nine months ended September 30, 2020 and 2019, respectively. We had a cash balance from continuing operations at September 30, 2020 and December 31, 2019, of $51,874 and $209,164, respectively. We had a cash balance from discontinued operations at September 30, 2020 and December 31, 2019, of $384,806 and $500,000, respectively.

Our monthly operating costs average approximately $25,000 per month for the foreseeable future while we seek other business opportunities. We plan to fund our operations with our cash on hand.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2020, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

20/20 GLOBAL, INC.

Date: November 13, 2020	By:	/s/ Mark D. Williams
Mark D. Williams, President,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)