Form 10-K
period 2020-12-31
20/20 Global, Inc.
filed 2021-04-15
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _____

Commission file number: 000-56022
20/20 GLOBAL, INC.
(Exact name of registrant as specified in its charter)

Nevada		87-0645794
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

18851 NE 29th Ave., Suite 700, Aventura, FL 33180
(Address of principal executive offices, including zip code)

954-233-3511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to the Section 13 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates, computed by reference to the price at which our common equity was last sold or the average bid and asked price of such common equity at June 30, 2020, was $56,583.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 12, 2021, we had 12,925,420 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

Corporate Background and History

We were incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In March 2014, under the terms of an Exchange Agreement and Plan of Reorganization, we acquired 100% of the issued and outstanding shares of our subsidiary 20/20 Produce Sales, Inc., an Idaho corporation that was incorporated on December 22, 1994. On March 26, 2014, we amended and restated our articles of incorporation to increase our authorized shares of common stock to 100,000,000 shares, par value $0.001, and to authorize 5,000,000 shares of preferred stock, par value $0.001. In connection with this reorganization, we obtained a new CUSIP number for our common stock, FINRA approval of our name change from RM Investors, Inc. to 20/20 Global, Inc., and a new trading symbol for our shares on the OTC market place and effected a 2-for-1 forward split of the then issued and outstanding shares of our common stock. Our trading symbol is TWGL. We have one subsidiary, 20/20 Produce, Inc. Our board of directors consists of Ben Kaplan and Mark Croskey.

In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation, Mycotopia Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave, Inc., and the former and current directors of 20/20 Global that provide for the 20/20 Global’s purchase of all of the outstanding stock of Mycotopia Therapies, Inc. from Ehave, Inc.

Since the reverse merger in January 20, 2021 (the “Closing”), the Company has been leveraging its relationship with its parent company, Ehave, Inc. (“EHVVF”) to integrate the use of digital and data therapeutics to measure the effect of Psylicibin and related compounds on mental health. The Company has been negotiating with third parties to integrate EHVVF’s EEG brain cap technology to capture neurological data during the use of mental health therapies involving the use of Psylicibin and related compounds. The Company believes that the mental health benefits bestowed by these compounds are numerous, particularly to combat depression and addiction, and is aligning itself with the evolving legal and policy landscape of mental health regulation.

The Company seeks to take advantage of the interest in the use of compounds found in naturally occurring psychoactive compounds for the treatment of mental health issues. In addition to the research on the effects of these compounds on mental well-being, the Company has engaged with other companies seeking to synthesize such compounds in a pharmaceutical environment to jointly develop therapies.

Since closing the Company has entered into two letters-of-intent for joint ventures to further its goals of providing alternative therapies for mental health and well-being.

References to “us,” “we,” “our,” and correlative terms refer to 20/20 Global, Inc. and our wholly owned subsidiary, 20/20 Produce Sales, Inc., an Idaho corporation, through which we conducted our activities.

Overview

Prior to the January 2021 Closing with Ehave, we were a distributor of fresh produce with a tradition of service for the past 20 years. We offered a full line of count cartons and all size packs on russet potatoes and year-round onions from Idaho, Colorado, Nebraska, and Washington and apples were available year-round from Washington and seasonally from Idaho, Minnesota, and New York. We had packing facilities, with an efficient and reliable supply chain. All of our outside sales associates had production and agricultural backgrounds with exceptional product and market knowledge. We were shipping fresh produce via refrigerated semi-trucks from manufacturing facilities to wholesalers from 10 separate geographical locations in Idaho, Washington, California, New Mexico, and Texas, consistently providing cost-efficient, on-time transportation solutions from all of our shipping locations.

Based on the loss of business generated through our agreement with Markon Cooperative, Inc., as detailed below, we decided to discontinue our fresh produce distribution business.

Material Contracts

Completion of Acquisition of Disposition of Assets

In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), Mycotopia Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust. Prior to these transactions, neither 20/20 Global nor its officers and directors had a material relationship with Ehave, MYC, or their respective officers and directors.

A closing of the transactions contemplated by the above documents initially scheduled for January 4, 2021, was delayed by agreement. All of the above transactions were closed on January 19, 2021.

As a result of the MYC SPA, MYC became a wholly owned subsidiary of 20/20 Global, through which we plan to conduct our operations. MYC is a development-stage enterprise that proposes to develop a business to provide psychedelic-enhanced holistic methodologies to improve mental wellbeing. In the next five years, our business model will focus on the following areas: palliative care, depression, and anxiety. We will leverage our minority equity interest in PsychedeliTech Inc. to create new opportunities for our shareholders and partners. We hope to license and acquire access to technology and companies that will build added value for our company as this industry matures.

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

The auditors’ report for the years ended December 31, 2020 and 2019, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2020 and 2019, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We had a net loss of $157,235 and $253,222 from continuing operations for the years ended December 31, 2020 and 2019, respectively, and we have discontinued our operations, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans, which includes successfully integrating Mycotopia Therapies, Inc. which was acquired subsequent to December 31, 2020. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken will provide the opportunity for us to continue as a going concern.

We have no current business activities that will generate revenues in the near future.

We have no revenue and cannot predict when we will begin to generate revenue. We have recently changed our business plan to that of Mycotopia Therapies Inc., our wholly owned subsidiary acquired in January 2021. .

We may not be able to establish new operations that generate revenue.

Following the Closing, we have changed our business plan. The Company seeks to take advantage of the interest in the use of compounds found in naturally occurring psychoactive compounds for the treatment of mental health issues. As this is a new business there can be no assurance that we will be able to generate revenue in the near term.

Our acquisition strategy may not be successful.

Our growth strategy may be based in part on growth through an acquisition of companies already in the business of investigating the use of Psylocibin and related compounds for the treatment of mental health issues, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, consummating an acquisition on satisfactory terms, or adding any newly acquired or expanded business. We may issue additional shares of our common stock, incur long-term or short-term indebtedness, spend cash, or use a combination of these for all or part of the consideration paid in future acquisitions. The execution of our acquisition strategy could entail repositioning or similar actions that in turn require us to record impairments and other charges. Any such charges would reduce our earnings.

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

Our officers and directors are our principal shareholders. As of December 31, 2020, together they directly own 87.37% of our outstanding shares of common stock. We expect our principal shareholders to continue to use their interest in our common stock: to significantly influence the direction of our management, the election of our entire board of directors, and the method and timing of the payment of dividends; to determine substantially all other matters requiring shareholder approval; and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring, or preventing a change in control, may discourage bids for our common stock at a premium over their market price, and may otherwise adversely affect the market price of our common stock.

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

We have approximately 110 stockholders of record of our common stock. As of April 9, 2021, we had 12,925,420 shares of our common stock issued and outstanding.

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

Results of Operations

Comparison of Years Ended December 31, 2020 and 2019

Sales and Cost of Sales

Due to the termination of our fresh produce business, we did not have any revenue or cost of revenue from continuing operations for the years ended December 31, 2020 and 2019.

Operating Expenses from Continuing Operations

Operating expenses from continuing operations for the years ended December 31, 2020 and 2019, consisted of general and administrative expenses of $42,965 and $123,576, respectively; salaries and wages of $86,455 and $119,298, respectively; and payroll taxes of $5,029, and $8,844, respectively, and stock based compensation of $44,608 and $0, respectively. General and administrative expenses consisted primarily of rent expense, professional fees, stock-based compensation and insurance costs. Our decrease in general and administrative expenses is the result of the discontinuance of our fresh produce distribution business and the pursuit of other business opportunities. The Company has employed cost savings strategies as we seek to find another active business that may be interested in acquiring us.

Other Income (Expense) from Continuing Operations

Other income of $2,214 for the year ended December 31, 2020 consisted of interest income. Other expense of $1,504 for the year ended December 31, 2019, consisted primarily of $16,253 of interest income and a $22,251 credit for the provision of income tax, which were offset with a $40,000 loss on a legal settlement.

Net Loss from Continuing Operations

We had a net loss from continuing operations for the years ended December 31, 2020 and 2019, of $157,235 and $253,222, respectively.

Net Income from Discontinued Operations

Net loss from discontinued operations for the year ended December 31, 2020 was $84,970. Net income from discontinued operations for the year ended December 31, 2019 was $258,025, due to the following:

From discontinued operations, we had revenue for the year ended December 31, 2020 and 2019, of $0 and $12,283,783, respectively. Our corresponding cost of revenues for the years ended December 31, 2020 and 2019, was $0 and $11,612,910, respectively. Gross profit for the same periods was $0 and $670,873, respectively.

Operating expenses from discontinued operations for the years ended December 31, 2020 and 2019, consisted of general and administrative expenses of $27,204 and $113,698, respectively; business development expenses of $0 and $42,080, respectively; salaries and wages of $57,766 and $212,500, respectively; and sales/marketing expenses of $0 and $27,967, respectively; and payroll taxes of $0, and $16,478, respectively.

Other income and from discontinued operations for the years ended December 31, 2020 and 2019, was $0 and $17,275, respectively. Provision for income tax expense from discontinued operations for the years ended December 31, 2020 and 2019 was $0 and $17,400, respectively.

Liquidity and Capital Resources

As of December 31, 2020, we had working capital of $454,306, down from working capital of $651,355 as of December 31, 2019. Our current assets of $455,455 consisted mainly of cash and a deposit for our acquisition of Mycotopia Therapies, Inc. We had retained earnings of $371,027 as of December 31, 2020, down from retained earnings of $613,232 as of December 31, 2019.

Operating activities used net cash of $302,805 for the year ended December 31, 2020, as compared to providing net cash of $98,667 for the year ended December 31, 2019. Investing activities used net cash of $349,000 and $1,000, respectively, for the years ended December 31, 2020 and 2019. We had a cash balance of $22,553 (net of $34,806 from discontinued operations) and $209,164 (net of $500,000 from discontinued operations) as of December 31, 2020 and 2019, respectively.

Our monthly operating costs averaged approximately $12,000 per month for the year ended December 31, 2020, excluding capital expenditures. We plan to fund our operations with our cash on hand.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have discontinued our produce operations, and we are pursuing other business opportunities. Our ability to continue our operations as a going concern is dependent on management’s plans, which includes successfully integrating Mycotopia Therapies, Inc. which was acquired subsequent to December 31, 2020. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2020, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Share-based Expenses or Stock Based Compensation

We follow ASC Topic 718, Compensation—Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the U.S. Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in our internal control over financial reporting during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of those internal controls as of December 31, 2020, using the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework (2013) as a basis for our assessment. Based on this evaluation, our Certifying Officer concluded that our internal control over financial reporting was not effective as of December 31, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name, age, tenure, and principal business experience of each of our executive officers and directors:

Name	Age	Title	Tenure

Ben Kaplan (1)	51	President, Chief Executive and Financial Officer, Director	Since 2021

Mark Croskery (1)	39	Director	Since 2021

(1)Ben Kaplan was appointed as director and CEO and Mark Croskery was appointed as a director on January 20, 2021. Mark Williams and Colin Gibson resigned their respective positions on the same date.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ben Kaplan	2020	-	-	-	-	-	-	-	-
President and CEO	2019	-	-	-	-	-	-	-	-

Mark D. Williams	2020	142,943	-	-	-	-	-	25,000	167,943
Former President and CEO	2019	84,678	-	-	-	-	-	2,241	86,919

Colin Gibson	2020	-	-	-	-	-	-	-	-
Former Vice President	2019	85,000	-	-	-	-	-	2,241	87,241

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

Director Compensation

We did not compensate our directors for attendance at our board meetings during 2020.

Employee Benefits

In August 2014, we adopted a Premier Select Simple IRA Plan for our employees, which is available to certain eligible employees. We contribute 2% of compensation, not to exceed certain limits, for employees who participate in the IRA plan. During the years ended December 31, 2020 and 2019, we contributed $0 and $5,256, respectively, to the IRA Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2020, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 12,925,420 shares of common stock outstanding:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
The Robert and Joanna Williams Trust	Common stock	2,161,908	16.7%

Mark D. Williams	Common stock	5,946,173	46.0

Colin Gibson	Common stock	3,185,670	24.6

Directors:
Mark D. Williams	Common stock	5,946,173	46.0

Colin Gibson	Common stock	3,185,670	24.6

All Executive Officers and Directors as a Group (2 persons):	Common Stock	9,131,843	70.7%

_______________

(1)Address for all stockholders is 480 22nd Street, Box 2, Heyburn, ID 83336.

Subsequent to December 31, 2020, Ehave, Inc. purchased 9,793,754 shares of common stock in the aggregate from The Robert and Joanna Williams Trust, Mark Williams and Colin Gibson. Following the transaction, Mark Williams continued to hold 1,000,000 shares of common stock.

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

Related-Party Transactions

Until December 31, 2019, we leased 1,800 square feet of office and warehouse space from Whistling Pete Enterprises, d/b/a Legacy Center, an Idaho limited liability company, under a year-to-year lease that commenced March 2, 2009, for $1,200 per month, plus utilities. Whistling Pete Enterprises is owned 50% by Mark Williams, our president and a director. We paid lease payments under this lease of approximately $19,000 during the years ended December 31, 2020 and 2019, respectively.

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

Audit Fees

For our fiscal year ended December 31, 2020, we were billed approximately $16,500 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2019, we were billed approximately $27,250 for professional services rendered for the audit and reviews of our consolidated financial statements.

Audit Related Fees

For our fiscal years ended December 31, 2020 and 2019, we did not incur any audit-related fees.

Tax Fees

For our fiscal years ended December 31, 2020 and 2019, we were billed $0 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2020 and 2019.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following financial statements are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

20/20 Global, Inc.

Heyburn, ID 83336

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 20/20 Global, Inc. (the Company) as of December 31, 2020 and 2019, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has discontinued its only revenue stream, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Basis of Presentation and Going Concern – Disclosure

The consolidated financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company has had recurring net losses and negative cash flows from operations. Currently management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures, a merger with an existing operating company, and if necessary, obtaining additional debt financing, loans from existing directors and shareholders and private placements of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to access such financing or a merger is not consummated, the Company can manage cash outflows to meet the obligations through reductions in capital expenditures and other operating expenditures.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented including its ability to reduce or delay capital expenditures and other operating expenditures, its ability to access funding from the capital market, its ability to obtain loans from existing directors and shareholders, and the potential for a business combination via a currently-pending agreement and plan of merger with a target operating company. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to reduce capital expenditures and other operating expenditures if required (iii)  evaluating the probability that the Company will be able to obtain loans from existing directors and shareholders, and (iv) evaluating the existence of an agreement and plan of merger with a target operating company.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 14, 2021

20/20 GLOBAL, INC.

Consolidated Balance Sheets

	December 31,
	2020	2019

ASSETS
Current assets:
Cash	$22,553	$209,164
Deposit on acquisition of Mycotopia Therapies, Inc.	350,000	-
Prepaid expenses	-	7,606
Other deposits and receivables	48,096	50,100
Note receivable	-	1,000
Assets of discontinued operations	34,806	946,715
Total current assets	455,455	1,214,585

Property, plant, and equipment, net	-	548

TOTAL ASSETS	$455,455	$1,215,133

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accrued liabilities	$1,149	$55,967
Liabilities of discontinued operations	-	507,263
Total current liabilities	1,149	563,230

TOTAL LIABILITIES	1,149	563,230

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,925,420 and 12,425,420 shares issued and outstanding, respectively	12,925	12,425
Additional paid-in capital	70,354	26,246
Retained earnings	371,027	613,232

TOTAL STOCKHOLDERS' EQUITY	454,306	651,903

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$455,455	$1,215,133

See accompanying notes to the consolidated financial statements.

20/20 Global, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2020	2019

Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses:
General and administrative expenses	134,449	251,718
Consulting - related party	25,000	-
Total operating expense	159,449	251,718

Loss from operations	(159,449)	(251,718)

Other income (expense):
Interest income	2,214	16,253
Interest expense	-	(8)
Other income	-	22,251
Loss on legal settlement	-	(40,000)
Total other income (expense)	2,214	(1,504)

Net loss before provision for income tax	(157,235)	(253,222)
Provision for income tax	-	-
Net loss from continuing operations	(157,235)	(253,222)
Net (loss) income from discontinued operations, net of tax	(84,970)	258,025
Net (loss) income	$(242,205)	$4,803

Basic and fully diluted earnings per share from continuing operations	$(0.01)	$(0.02)
Basic and fully diluted earnings per share from discontinued operations	$(0.01)	$0.02
Basic and fully diluted earnings per share	$(0.02)	$0.00

Weighed average shares outstanding - basic and diluted	12,651,447	12,425,420

See accompanying notes to the consolidated financial statements.

20/20 GLOBAL, INC.

Consolidated Statements of Changes in Stockholders' Equity

For the Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional	Retained
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Total
Balance, December 31, 2018	-	$ -	12,425,420	$ 12,425	$ 26,246	$ 608,429	$ 647,100
Net income	-	-	-	-	-	4,803	4,803
Balance, December 31, 2019	-	-	12,425,420	12,425	26,246	613,232	651,903
Common stock issued for services - related party	-	-	500,000	500	24,500	-	25,000
Stock options issued for services	-	-	-	-	19,608	-	19,608
Net loss	-	-	-	-	-	(242,205)	(242,205)
Balance, December 31, 2020	-	$ -	12,925,420	$ 12,925	$ 70,354	$ 371,027	$ 454,306

See accompanying notes to the consolidated financial statements.

20/20 Global, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2020	2019

Cash flows from operating activities:
Net (loss) income	$(242,205)	$4,803
Less: net loss (income) from discontinued operations	84,970	(258,025)
Depreciation expense	548	323
Stock compensation - related party	25,000	-
Stock compensation	19,608	-
Change in operating assets and liabilities:
Prepaid and other receivables	9,610	1,547
Accounts payable and accrued liabilities	(54,818)	52,729
Operating cash flow from discontinued operations	(145,518)	297,290
Net cash (used in) provided by operating activities	(302,805)	98,667

Cash flows from investing activities:
Deposit on acquisition of Mycotopia Therapies, Inc.	(350,000)	-
Issuance of note receivable	-	(4,500)
Repayment of note receivable	1,000	3,500
Net cash used in investing activities	(349,000)	(1,000)

Net (decrease) increase in cash	(651,805)	97,667
Cash of continuing operations at beginning of period	209,164	-
Cash of discontinued operations at beginning of period	500,000	611,497
Cash at end of period	$57,359	$709,164
Less: cash of discontinued operations, end of period	(34,806)	(500,000)
Cash of continuing operations at end of period	$22,553	$209,164

Supplemental cash flow information:
Cash paid for interest	$-	$8
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

20/20 GLOBAL, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation, Mycotopia Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave, Inc., and the former and current directors of 20/20 Global that provide for the 20/20 Global’s purchase of all of the outstanding stock of Mycotopia Therapies, Inc. from Ehave, Inc. (see Note 10).

Since the reverse merger on January 20, 2021 (the “Closing”), the Company has been leveraging its relationship with its parent company, Ehave, Inc. (“EHVVF”) to integrate the use of digital and data therapeutics to measure the effect of Psylicibin and related compounds on mental health.

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

20/20 GLOBAL, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Accounts Receivable and Doubtful Accounts

Accounts receivable are stated at invoice value, which is net of any off-invoice promotions. A provision for doubtful accounts is recorded and based upon an assessment of credit risk within the accounts receivable portfolio, experience of delinquencies and charge-offs, and current market conditions. Management believes these provisions are adequate based upon the relevant information presently available. The allowance provided for the years ended December 31, 2020 and 2019 was $0. The write-offs for the years ended December 31, 2020 and 2019, were $0 and $15,440, respectively

Inventory

Substantially all inventories are stated at cost at the lower of first-in, first-out (“FIFO”) method or market. Inventory consists of packaging/raw materials.

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation on the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $548 and $323 for the years ended December 31, 2020 and 2019, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses in 2020 and 2019.

Revenue Recognition

The Company follows Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. Under ASC Topic 606, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration that an entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amount of revenue that is recorded reflects the consideration that the company expects to receive in exchange for those goods. We apply the following five-step model in order to determine this amount: (i) identification of the promised goods in the contract; (ii) determination of whether the promised goods are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.

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

20/20 GLOBAL, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

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

Share-based Expenses or Stock Based Compensation

We follow ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Upon the adoption of Accounting Standards Update (“ASU”) 2018-07, Compensation–Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, we measured the fair value of equity instruments for nonemployee-based payment awards on the grant date.

Income (Loss) per Share

Basic income per common share equals net income (loss) divided by weighted average common shares outstanding during the period. Diluted income (loss) per share includes the impact on dilution from all contingently issuable shares, including options, warrants, and convertible securities, and is not presented if anti-dilutive. The common stock equivalents from contingent shares are determined by the treasury stock method.

20/20 GLOBAL, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The computation of diluted loss per share for the year ended December 31, 2020 excludes 400,000 shares of common stock issuable under outstanding exercisable stock options. We had no potentially dilutive securities as of December 31, 2019.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements and plan to adopt those that are applicable to us. We do not expect the adoption of any pronouncements to have an impact on our results of operations or financial position.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on the assumption that we will continue as a going concern. As discussed in Note 1, we have discontinued our operations as of December 31, 2020. We had a net loss of loss of $157,235 from continuing operations for the year ended December 31, 2020. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans, which includes successfully integrating Mycotopia Therapies, Inc. which was acquired subsequent to December 31, 2020. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

NOTE 5 – RELATED-PARTY TRANSACTIONS

We lease our office from Whistling Pete Enterprises, d/b/a Legacy Center, an Idaho limited liability company. The lease, which commenced on March 2, 2009, at a rate of $1,200 per month plus utilities. Subsequent to December 31, 2020 the lease was terminated at no cost. In accordance with ASC 842, leases, we elected to exclude short-term leases, or leases with a term of twelve months or less that do not contain a purchase option that we are reasonably certain to exercise, from our ROU asset and lease liability calculations. Whistling Pete Enterprises is owned 50% by Mark Williams, our president. Total lease payments were approximately $19,000 during the years ended December 31, 2020 and 2019, respectively.

On July 20, 2020, we granted 500,000 shares of common stock to Mark Williams for consideration relating to the winding down of our operations. The shares were valued at $0.05 for total noncash expense of $25,000.

NOTE 6 – EMPLOYER IRA PLAN

In August 2014, we adopted a Premier Select Simple IRA Plan, which covers all eligible employees who choose to participate. We contribute 2% of compensation, not to exceed certain limits, for employees who participate in the IRA Plan.  During the years ended December 31, 2020 and 2019, we contributed $0 and $5,256, respectively, to the IRA Plan.

20/20 GLOBAL, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 7 – INCOME TAXES

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

	2020	2019
Federal	$-	$13,093
State	-	4,307
Total	$-	$17,400

The reconciliation between income taxes at the U.S. federal and state statutory rates of approximately 28.4% and the amount recorded in the accompanying consolidated financial statements is as follows:

	2020	2019
Tax expense at U.S. federal statutory rate	$(54,229)	$13,093
Tax expense at state statutory rate	(14,126)	4,307
Change in valuation allowance	68,355	-
Total	$-	$17,400

We comply with GAAP, which requires the determination of deferred income taxes using an asset and liability approach, whereby deferred tax liabilities and assets are recognized for expected future tax consequences of temporary differences between carrying amounts and tax basis of asset and liabilities. Deferred balances are adjusted to reflect enacted changes in income tax rates. Due to the likelihood that the deferred assets will not be realized, a full valuation allowance has been recorded. Deferred tax assets are as follows

	2020	2019
Federal net operating loss carryforward	$50,112	$-
State net operating loss carryforward	13,053	-
Stock based compensation	5,190	-
Total deferred tax assets	68,355	-
Valuation allowance	$(68,355)	$-
	-	-

The company has net operating losses amounting to $238,638 for federal and Idaho which can be carried forward indefinitely but are limited to 80% usage.

Each of the last three tax years we have been in operation is subject to examination by the Internal Revenue Service.

20/20 GLOBAL, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NOTE 8 – STOCKHOLDERS’ EQUITY

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Stock options

On November 20, 2020, the Company issued for services rendered a stock option to purchase 400,000 shares of the Company’s common stock with an exercise price of $0.001 per share and a term of one year. The option was fully vested upon grant. During the year ended December 31, 2020, the Company recorded $19,608 as general and administrative expense in the Company’s consolidated statements of operations. As of December 31, 2020 there was no unrecognized costs for options outstanding. The Company valued the options using the Black-Scholes options pricing model using the following assumptions: 1) expected term of one year, 2) expected volatility of 157%, 3) risk-free interest rate of 0.11%, and 4) dividend yield of 0%.

Subsequent to the year ending December 31, 2020, the Company transferred the option to the Company’s former CEO, it was exercised, and was settled in third-party shares, in full.

As of and for the year ending December 31, 2019, the Company had no stock option activity and no stock options outstanding.

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

In accordance with the provisions of ASC 205-20, Presentation of Financial Statements, we have separately reported the assets and liabilities of the discontinued operations in the consolidated balance sheets. The assets and liabilities have been reflected as discontinued operations in the consolidated balance sheets as of December 31, 2020 and 2019, and consist of the following:

	December 31,
	2020	2019
Current Assets of Discontinued Operations:
Cash	$34,806	$500,000
Accounts receivable	-	446,715
Inventory	-	-
Total Current Assets of Discontinued Operations:	$34,806	$946,715

Current Liabilities of Discontinued Operations:
Accounts payable	$-	$489,863
Accrual	-	17,400
Total Current Liabilities of Discontinued Operations:	$-	$507,263

In accordance with the provisions of ASC 205-20, we have not included the results of operations from discontinued operations in the results of continuing operations in the consolidated statements of operations. The results of operations

20/20 GLOBAL, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

from discontinued operations for the years ended December 31, 2020 and 2019, have been reflected as discontinued operations in the consolidated statements of operations for the years ended December 31, 2020 and 2019, and consist of the following.

	For the Year Ended
	December 31,
	2020	2019

Revenue of discontinued operations	$-	$12,283,783
Cost of revenues of discontinued operations	-	11,612,910
Gross profit of discontinued operations	-	670,873

Operating Expenses of Discontinued Operations:
General and administration expenses	27,204	113,698
Business development	-	42,080
Salaries and wages	57,766	212,500
Sales/marketing expense	-	27,967
Taxes - payroll	-	16,478
Total operating expense of discontinued operations	84,970	412,723

Operating (loss) income from discontinued operations	(84,970)	258,150

Other Income of Discontinued Operations:
Other income	-	17,275

Net (loss) income from discontinued operations before provision for income tax	(84,970)	275,425
Provision for income tax expense from discontinued operations	-	(17,400)
Net (loss) income from discontinued operations	$(84,970)	$258,025

In accordance with the provisions of ASC 205-20, we have included the net cash provided by discontinued operations in the consolidated statements of cash flows. The net cash provided by discontinued operations in the consolidated statements of cash flows for the years ended December 31, 2019 and 2018, consist of the following.

	For the Years Ended December 31,
	2020	2019
Net (loss) income from discontinued operations, net of tax	$(84,970)	$258,025
Changes in assets and liabilities:
Accounts receivable	446,715	365,046
Inventory	-	16,593
Accounts payable and accrued liabilities	(507,263)	(342,374)
Net cash (used in) provided by discontinued operations	$(145,518)	$297,290

NOTE 10 – LEGAL PROCEEDINGS

On June 27, 2019, the Company was served with Petitioner’s Motion to Join 20/20 Global as a Necessary Third-Party Respondent to the Present Action, and to Enforce the Judgment Entered October 9, 2018, by Ordering 20/20 Global, Inc., to Turn Over Marital Securities Earned by Respondent and Awarded to Petitioner and a Subpoena for Deposition (Records only) in the matter of In re the Marriage of Penni Gruenberg v. Myron Gruenberg, Case No. 17 D 3662,

20/20 GLOBAL, INC.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

pending in the Circuit Court of Cook County, Illinois. Petitioner sought return of the shares originally represented by certificates nos. 539 and 540, which were returned by Mr. Gruenberg and cancelled by us after termination of our agreement with him for his failure to perform under the Master Services Agreement. We did not believe Mr. Gruenberg is entitled to the shares and, therefore, they could not be awarded to his spouse in litigation and vigorously defended this position. On March 6, 2020, an agreed order was entered whereby Penni Gruenberg voluntarily withdrew her petition in accordance with the terms of the settlement agreement dated March 4, 2020. Per the terms of the settlement, we paid $40,000 to Ms. Gruenberg which was recorded as loss on legal settlement as an other expense in the Company’s consolidated statements of operations for the year ending December 31, 2019.

NOTE 11 – SUBSEQUENT EVENTS

In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), Mycotopia Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust. Prior to these transactions, neither 20/20 Global nor its officers and directors had a material relationship with Ehave, MYC, or their respective officers and directors.

All of the above transactions were closed on January 19, 2021.

As a result of the MYC SPA, MYC became a wholly owned subsidiary of 20/20 Global, through which we plan to conduct our operations. MYC is a start-up enterprise that proposes to develop a business to provide psychedelic-enhanced holistic methodologies to improve mental wellbeing. In the next five years, our business model will focus on the following areas: palliative care, depression, and anxiety. We will leverage our minority equity interest in PsychedeliTech Inc. and our relationship with Ehave Inc. to create new opportunities for our shareholders and partners. We hope to license and acquire access to technology and companies that will build added value for our company as this industry matures.

The following table provides unaudited pro forma results for the years ended December 31, 2020 and 2019, as if the Stock Purchase Agreement consummated on January 1, 2019. The pro forma results of operations for these periods ended were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the Stock Purchase Agreement been made as of January 1, 2019 or results that may occur in the future.

	Pro Forma (Unaudited) for the years ended December 31,
	2020	2019
Net revenue	$-	$-
Net loss	$(14,253)	$(-)
Net loss per common share, basic and diluted	$(0.00)	$(-)

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

20/20 GLOBAL, INC.

Date: April 15, 2021	By:	/s/ Ben Kaplan
Ben Kaplan,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)