Form 10-Q
period 2021-03-31
Mycotopia Therapies, Inc.
filed 2021-05-20
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _____

Commission file number: 000-56022
Mycotopia Therapies, Inc.
(Exact name of registrant as specified in its charter)

Nevada (NV)		87-0645794
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 19, 2021, we had 12,925,420 shares of common stock outstanding.

20/20 GLOBAL, INC.

Form 10-Q for the Quarter Ended March 31, 2021

TABLE OF CONTENTS

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mycotopia Therapies, Inc.
(formerly 20/20 GLOBAL, INC.)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets:
Cash	$103,045	$110,747

Total current assets	103,045	110,747

TOTAL ASSETS	$103,045	$110,747

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	220	220
Accrued interest - shareholder loan	2,314	1,776
Shareholder loan	$125,000	$-
Total current liabilities	127,534	1,996

Shareholder loan payable, non-current	-	125,000

TOTAL LIABILITIES	127,534	126,996

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,925,420 shares issued and outstanding	12,925	12,925
Additional paid-in capital	-	-
Accumulated deficit	(37,414)	(29,174)

TOTAL STOCKHOLDERS' DEFICIT	(24,489)	(16,249)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$103,045	$110,747

See accompanying notes to the unaudited condensed consolidated financial statements.

Mycotopia Therapies, Inc.
(formerly 20/20 GLOBAL, INC.)
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

General and administrative	$7,702	$-
Loss from operations	7,702	-

Other expenses
Interest expense - related party	(538)	(157)

Net loss before provision for income taxes	(8,240)	(157)
Provision for income taxes	-	-
Net Loss	$(8,240)	$(157)

Basic and diluted loss per share	$(0.00)	$(0.00)

Average number of common shares outstanding - basic and diluted	12,925,420	12,425,420

See accompanying notes to the unaudited condensed consolidated financial statements.

Mycotopia Therapies, Inc.
(formerly 20/20 GLOBAL, INC.)
Condensed Consolidated Statement of Changes in Stockholder's Deficit
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total
Balance, December 31, 2020	12,925,000	$12,925	$-	$(29,174)	$(16,249)
Net loss	-	-	-	(8,240)	(8,240)
Balance, March 31, 2021	12,925,000	$12,925	$-	$(37,414)	$(24,489)

Balance, December 31, 2019	12,425,000	$12,425	$-	$(12,645)	$(220)
Net loss	-	-	-	(157)	(157)
Balance, March 31, 2020	12,425,000	$12,425	$-	$(12,802)	$(377)

See accompanying notes to the unaudited condensed consolidated financial statements.

Mycotopia Therapies, Inc.
(formerly 20/20 GLOBAL, INC.)
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,240)	$(157)
Changes in operating assets and liabilities:
Accrued interest - shareholder loan	538	127

NET CASH USED IN OPERATING ACTIVITIES	(7,702)	(30)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	-	125,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	125,000

Net (decrease) increase in cash	(7,702)	124,970

Cash, beginning of period	110,747	-
Cash, end of period	$103,045	$124,970

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the unaudited condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

1.Organization and Description of Business

The Company was incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), Mycotopia Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust.

On January 19, 2021, the above transaction closed. Because the former shareholder of Mycotopia Therapies, Inc. acquired 75.77% of the Company’s outstanding stock and there was a change in control of the board of directors, the transaction was accounted for as a reverse merger in which Mycotopia Therapies, Inc. was deemed to be the accounting acquirer and the Company the legal acquirer. Subsequent to the transaction, the Company changed its name from 20/20 Global, Inc. to Mycotopia Therapies, Inc.

As a result of the transaction the historical consolidated financial statements of the Company for periods prior to the date of the transaction are those of Mycotopia Therapies, Inc., as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of Mycotopia Therapies, Inc. prior to the transaction and the consolidated financial statements of the Company subsequent to the transaction.

2.Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. To date, the Company has generated no revenues, experienced negative operating cash flows and has incurred operating losses since inception. Management expects the Company to continue to fund its operations primarily through the issuance of debt or equity.

For the period ended March 31, 2021, the Company incurred a net loss of $8,240, had negative cash flows from operations of $7,702 and may incur additional future losses. At March 31, 2021, the Company had total current assets of $103,045 and total current liabilities of $127,534 resulting in a working capital deficit of $24,489.

The company’s existence is dependent upon management’s ability to develop profitable operations. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the company’s efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.  The ongoing COVID-19 pandemic contributes to this uncertainty.

In order to improve the company’s liquidity, the company’s management is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance that the company will be successful in its effort to secure additional equity financing.

The financial statements do not include any adjustments relating to the recoverability of assets and the amount or classification of liabilities that might be necessary should the company be unable to continue as a going concern.

3.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements.

Principles of consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, MYC. All inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash

The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

Basic and diluted net loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year, plus the number of common shares that would have been outstanding if all potentially dilutive ordinary shares had been issued, using the treasury stock method, in accordance with ASC 260-10 “Earnings per Share”. Potentially dilutive common shares were excluded from the calculation of diluted loss per share for all periods presented due to their anti-dilutive effect due to losses in each period.

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2021, and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets.

Fair value of financial instruments

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures” (“ASC 820”). ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in non-active markets or in active markets for similar assets or liabilities, observable inputs other than quoted prices, and inputs that are not directly observable but are corroborated by observable market data;

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2021 and 2020.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed below.

In December 2019, the FASB issued amended guidance in the form of ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” This ASU is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and clarifying certain aspects of the current guidance to promote consistency among reporting entities. ASU 2019-12 is effective for annual periods beginning after December 15, 2020 and interim periods within those annual periods, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. Most amendments within this ASU are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The Company is in the initial stage of evaluating the impact of this new standard however it does not believe the guidance will have a material impact on our financial statements.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

4.Related Party Transaction

On February 14, 2020 and March 16, 2020, the Company entered into term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000, in the aggregate. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. As of March 31, 2021 and December 31, 2020, the Company owes $125,000 in accordance with these notes. During the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $538 and $157, respectively, in relation to these notes.

5.Subsequent Events

The Company has evaluated subsequent events occurring after March 31, 2021, the date of our most recent balance sheet, through the date our financial statements were issued and determine no such event exist.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes and the other financial information included elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Quarterly Report, particularly those under “Risk Factors.”

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “can,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “seek,” “estimate,” “continue,” “plan,” “point to,” “project,” “predict,” “could,” “intend,” “target,” “potential” and other similar words and expressions of the future.

Overview

Mycotopia Therapies, Inc. (“Mycotopia Therapy”) focuses on the use of psychedelics for the treatment of mental health issues. We intend to provide psychedelic therapies through technology-focused, data-driven, and medical-based solutions for people dealing with anxiety, depression, bipolar disorders, PTSD, ADHD, autism, and addictions. With a primary focus of helping patients heal and reclaim their life, Mycotopia Therapy endeavors to guide individuals through their journey of healing. This is accomplished by acquiring an understanding of the causes and works to mental wellness through psychedelic enhanced psychotherapy, integrated with a professional team of mental wellness practitioners and cutting-edge technology. Psychedelic therapy is a holistic and spiritual approach providing healing and has shown successful treatment for many years.

Recent Developments

Ehave, Inc, a publicly traded company, sold 100% of its wholly-owned subsidiary Mycotopia Therapies, Inc., a Florida corporation, to the Company (previously known as 20/20 Global Inc.) On May 4, 2021 20/20 Global, Inc. changed its name to Mycotopia Therapies, Inc. and changed its OTC Markets’ trading symbol to TPIA. As a result of the transaction closing, Ehave controls approximately 75.77% of our outstanding shares

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires companies to make estimates and assumptions that affect the reported amounts of assets, liabilities and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. These estimates and judgments are subject to an inherent degree of uncertainty, and actual results may differ. Our significant accounting policies are more fully described in Note 3 to our financial statements included elsewhere in this Quarterly Report. Critical accounting estimates and judgments are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances, and are particularly important to the portrayal of our financial position and results of operations. Our estimates are primarily guided by observing the following critical accounting policies.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

General and administrative

General administrative expenses consist primarily of costs associated without overall operations and being a public company. The costs include legal and professional services, corporate and compliance related fees.

General and administrative expense for the three months ended March 31, 2021 totaled $7,702, an increase of $7,702 compared to $0 for the three months ended March 31, 2020. The increase was primarily due to legal and professional services in relation to being a public traded company.

Other expense

Other expense for the three months ended March 31, 2021 totaled $538, an increase of $382 compared to $157 for the three months ended March 31, 2020. The increase was due to interest expense on our loan with Ehave, Inc.

Liquidity and Capital Resources

To date, we have generated no revenues, experienced negative operating cash flows and have incurred operating losses from our activities. We expect to continue to fund our operations through the issuance of debt or equity. As of March 31, 2021, our accumulated deficit was $37,414. Such conditions raise substantial doubts about our ability to continue as a going concern.

On February 14, 2020 and March 16, 2020, we entered into term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000, in the aggregate. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. As of March 31, 2021, we owe $125,000 in accordance with these notes.

Further, during the quarter ended March 31, 2020, a pandemic occurred. While the full impact of the pandemic continues to evolve, the financial markets have been subject to significant volatility that adversely impacts our ability to enter into, modify, and negotiate favorable terms and conditions relative to equity and debt financing initiatives. The uncertain financial markets, potential disruptions in supply chains, mobility restraints, and changing priorities could also affect our ability to enter into key agreements. The outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the outbreak and its effects on our business and operations are uncertain. While expected to be temporary, these disruptions will negatively impact our sales, results of operations, financial condition, and liquidity in 2021.

As of March 31, 2021, we had total current assets of $103,045 and total current liabilities of $127,534 resulting in a working capital deficit of $24,489. Net cash used in operating activities for the three months ended March 31, 2021 was $7,702, which includes a net loss of $8,240, offset by changes in net working capital items related to the increase in accrued interest on our shareholder loan in the amount of $538.

As of March 31, 2020, we had cash of $103,045. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development and commercial efforts.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules, such as relationships with unconsolidated entities or financial partnerships, which are often referred to as structured finance or special purpose entities, established for the purpose of facilitating financing transactions that are not required to be reflected on our balance sheets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Amended and Restated Articles of Incorporation of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019

3.02	Bylaws of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019
3.03	Amendment to Bylaws	This Filing

Item 10	Material Contracts
10.01	Stock Purchase Agreement between 20/20 Global, Inc. and Ehave, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 29, 2020.

10.02	Change of Control and Funding Agreement	Incorporated by reference from the Current Report on Form 8-K filed December 29, 2020.

10.03	Amendment to Escrow Agreement and Definitive Agreements	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2021.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32	Section 1350 Certifications
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

20/20 Global, Inc.

Date: May 20, 2021	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer