Form 10-Q
period 2021-06-30
Mycotopia Therapies, Inc.
filed 2021-08-20
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 19, 2021, we had 12,925,420 shares of common stock outstanding.

Mycotopia Therapies, Inc.

Form 10-Q for the Quarter Ended June 30, 2021

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mycotopia Therapies, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2021	2020
CURRENT ASSETS
Cash	$513,934	110,747
TOTAL CURRENT ASSETS	513,934	110,747

TOTAL ASSETS	$513,934	110,747

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$15,786	-
Accrued expenses	220	220
Accrued interest - shareholder loan	4,826	1,776
Shareholder loan	125,000	-
TOTAL CURRENT LIABILITES	145,832	1,996

Shareholder loan payable, non-current	500,000	125,000
TOTAL LIABILITIES	645,832	126,996

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 12,925,420 shares issued and outstanding	12,925	12,925
Additional paid-in capital	-	-
Accumulated deficit	(144,823)	(29,174)

TOTAL STOCKHOLDERS' DEFICIT	(131,898)	(16,249)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$513,934	110,747

See accompanying notes to the unaudited condensed consolidated financial statements.

Mycotopia Therapies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating Expense
General and administrative	$104,896	$1,105	$112,598	$1,105
Total Operating Expense	104,896	1,105	112,598	1,105

Loss from Operations	(104,896)	(1,105)	(112,598)	(1,105)

Other income (expense)
Interest expense - related party	(2,513)	(545)	(3,051)	(702)

Net loss before provision for income taxes	(107,409)	(1,650)	(115,649)	(1,807)
Provision for income taxes	-	-	-	-

Net (loss) income	$(107,409)	$(1,650)	$(115,649)	$(1,807)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Average number of common shares outstanding - basic and diluted	12,925,420	12,425,420	12,925,420	12,425,420

See accompanying notes to the unaudited condensed consolidated financial statements.

Mycotopia Therapies, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the three and six months ended June 30, 2021

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2020	12,925,000	$12,925	$-	(29,174)	$(16,249)
Net loss for the quarter ended, March 31, 2021				(8,240)	(8,240)
Balance as of March 31, 2021	12,925,000	$12,925	-	(37,414)	(24,489)
Net loss for the quarter ended, June 30, 2021	-	-	-	(107,409)	(107,409)
Balance as of June 30 , 2021	12,925,000	$12,925	$-	$(144,823)	$(131,898)

Mycotopia Therapies, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the three and six months ended June 30, 2020

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2019	12,425,000	$12,425	$-	$(12,645)	$(220)
Net loss for the quarter ended, March 31, 2020				(157)	(157)
Balance as of March 31, 2020	12,425,000	12,425	-	(12,802)	(377)
Net loss for the quarter ended, June 30, 2020	-		-	(1,650)	(1,650)
Balance as of June 30, 2020	12,425,000	12,425	$-	$(27,254)	$(2,404)

See accompanying notes to the unaudited condensed consolidated financial statements.

Mycotopia Therapies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(115,649)	(1,807)
Changes in operating assets and liabilities:
Accrued interest - shareholder loan	3,050	671
Accounts payable	15,786	-
Net cash provide / (used) in operating activities	(96,813)	(1,136)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	500,000	125,000
Net cash provided by financing activities	500,000	125,000

Net increase in cash	403,187	123,864

Cash, beginning of period	110,747	-

Cash, end of period	$513,934	123,864

Supplemental cash flow information:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

See accompanying notes to the unaudited condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

For the six months ended June 30, 2021, the Company incurred a net loss of $115,649, had negative cash flows from operations of $96,813 and may incur additional future losses. At June 30, 2021, the Company had total current assets of $513,934 and total current liabilities of $145,832 resulting in working capital of $368,102.

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

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

3.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"), including the instructions to Form10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements.

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

Basic and diluted net loss per share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Diluted loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year, plus the number of common shares that would have been outstanding if all potentially dilutive ordinary shares had been issued, using the if-converted method, in accordance with ASC 260-10 “Earnings per Share”. There were no potentially dilutive common shares that were excluded from the calculation of diluted loss per share for all periods presented due to their anti-dilutive effect due to losses in each period.

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2021 and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets.

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

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

There were no changes in the fair value hierarchy leveling during the six months ended June 30, 2021 and 2020.

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

4.Related Party Transaction

During the six months ended June 30, 2020, the Company entered into a two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000. During the six months ended June 30, 2021, the Company entered into a term promissory note with Ehave, Inc. in the amount of $500,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. As of June 30, 2021 and December 31, 2020, the Company owes $625,000 and $125,000, respectively. During the three months ended June 30, 2021 and 2020, the Company recorded interest expense of $2,513 and $545, respectively, in relation to these notes. During the six months ended June 30, 2021 and 2020, the Company recorded interest expense of $3,051 and $702, respectively, in relation to these notes.

5.Subsequent Events

The Company has evaluated subsequent events occurring after June 30, 2021, the date of our most recent balance sheet, through the date our financial statements were issued and determine no such event exist.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

General and administrative

General administrative expenses consist primarily of costs associated without overall operations and being a public company. The costs include legal and professional services, corporate and compliance related fees.

General and administrative expense for the three months ended June 30, 2021 totaled $104,896, an increase of $103,791 compared to $1,105 for the three months ended June 30, 2020. The increase was due to an increase of $58,100 in legal and professional fees in relation to being a public traded company, an increase of $26,267 in compensation and consulting fees, and increase of $12,246 of stock transfer fees, and an increase of $7,178 in other miscellaneous expenses.

Other expense

Other expense for the three months ended June 30, 2021 totaled $2,513, an increase of $1,968 compared to $545 for the three months ended June 30, 2020. The increase was due to interest expense on our loan with Ehave, Inc.

Comparison of the Six Months Ended June 30, 2021 and 2020

General and administrative

General administrative expenses consist primarily of costs associated without overall operations and being a public company. The costs include legal and professional services, corporate and compliance related fees.

General and administrative expense for the six months ended June 30, 2021 totaled $112,598, an increase of $111,493 compared to $1,105 for the six months ended June 30, 2020. The increase was due to an increase of $58,100 in legal and professional fees in relation to being a public traded company, an increase of $26,267 in compensation and consulting fees, and increase of $12,246 of stock transfer fees, and an increase of $14,880 in other miscellaneous expenses.

Other expense

Other expense for the six months ended June 30, 2021 totaled $3,051, an increase of $2,349 compared to $702 for the six months ended June 30, 2020. The increase was due to interest expense on our loan with Ehave, Inc.

Liquidity and Capital Resources

To date, we have generated no revenues, experienced negative operating cash flows and have incurred operating losses from our activities. We expect to continue to fund our operations through the issuance of debt or equity. As of June 30, 2021, our accumulated deficit was $144,823. Such conditions raise substantial doubts about our ability to continue as a going concern.

As of June 30, 2021, we entered into term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $625,000, in the aggregate. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. As of June 30, 2021, we owe $625,000 in accordance with these notes.

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

As of June 30, 2021, we had total current assets of $513,934 and total current liabilities of $145,832 resulting in working capital of $368,102. Net cash used in operating activities for the six months ended June 30, 2021 was $96,813, which includes a net loss of $115,649, offset by changes in net working capital items related to the increase in accrued interest on our shareholder loan in the amount of $3,050 and an increase in accounts payable of $15,786.

As of June 30, 2020, we had cash of $513,934. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development and commercial efforts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021, with no change in internal control procedures during the quarter.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 4, 2021 the Company changed its name from 20.20 Global, Inc. to Mycotopia Therapies Inc. Its trading symbol also changed to TPIA.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 3.	Articles of Incorporation and Bylaws
3.01	Amended and Restated Articles of Incorporation of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019

3.02	Bylaws of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019
3.03	Amendment to Bylaws	Incorporated by reference from the Quarterly Report on Form 10-Q filed May 20, 2021

3.04	Amendment to Articles of Incorporation	This Filing
Item 10	Material Contracts
10.01	Stock Purchase Agreement between 20/20 Global, Inc. and Ehave, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 29, 2020.

10.02	Change of Control and Funding Agreement	Incorporated by reference from the Current Report on Form 8-K filed December 29, 2020.

10.03	Amendment to Escrow Agreement and Definitive Agreements	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2021.

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32	Section 1350 Certifications
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

20/20 Global, Inc.

Date: August 19, 2021	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer