Form 10-Q
period 2021-09-30
Mycotopia Therapies, Inc.
filed 2021-11-19
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 19, 2021, we had 13,957,957 shares of common stock outstanding.

Mycotopia Therapies, Inc.

Form 10-Q for the Quarter Ended September 30, 2021

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ (Equity) Deficit for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3	Quantitative and Qualitative Disclosures about Market Risk	15
4	Controls and Procedures	16

	Part II—Other Information

6	Exhibits	18
	Signatures	19

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mycotopia Therapies, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2021	2020
CURRENT ASSETS
Cash	$947,395	$110,747
TOTAL CURRENT ASSETS	947,395	110,747

NON-CURRENT ASSETS
Equipment, net	2,746	-
TOTAL ASSETS	$950,141	$110,747

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$58,694	$220
Accrued interest - shareholder loan	7,583	1,776
Convertible note payable, net of debt discount	24,966	-
Shareholder loan, current portion	125,000	-
TOTAL CURRENT LIABILITES	216,243	1,996

Shareholder loan, non-current portion	500,000	125,000
TOTAL LIABILITIES	716,243	126,996

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,933,537 and 12,925,420 shares issued and outstanding	13,933	12,925
Additional paid-in capital	2,750,992	-
Accumulated deficit	(2,531,027)	(29,174)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	233,898	(16,249)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$950,141	$110,747

See accompanying notes to the unaudited condensed consolidated financial statements.

Mycotopia Therapies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating Expense
General and administrative	$2,354,600	$5,932	$2,467,198	$7,307
Total Operating Expense	2,354,600	5,932	2,467,198	7,307

Loss from Operations	(2,354,600)	(5,932)	(2,467,198)	(7,307)

Other income (expense)
Interest expense - related party	(31,604)	(552)	(34,655)	(1,254)

Net loss before provision for income taxes	(2,386,204)	(6,484)	(2,501,853)	(8,291)
Provision for income taxes	-	-	-	-

Net (loss) income	$(2,386,204)	$(6,484)	$(2,501,853)	$(8,291)

Basic and diluted loss per share	$(0.17)	$(0.00)	$(0.19)	$(0.00)

Average number of common shares outstanding - basic and diluted	13,643,369	12,425,420	13,168,553	12,425,420

See accompanying notes to the unaudited condensed consolidated financial statements.

Mycotopia Therapies, Inc.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2020	12,925,000	$12,925	$-	$(29,174)	$(16,249)
Net loss for the quarter ended, March 31, 2021				(8,240)	(8,240)
Balance as of March 31, 2021	12,925,000	12,925	-	(37,414)	(24,489)
Net loss for the quarter ended, June 30, 2021	-	-	-	(107,409)	(107,409)
Balance as of June 30, 2021	12,925,000	$12,925	$-	$(144,823)	$(131,898)
Stock based compensation	1,007,537	1,008	2,265,992		2,267,000
Debt discount on convertible note payable			485,000		485,000
Net loss for the quarter ended, September 30, 2021				(2,386,204)	(2,386,204)
Balance as of September 30, 2021	13,932,537	$13,933	$2,750,992	$(2,531,027)	$233,898

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2019	12,425,000	$12,425	$-	$(12,645)	$280
Net loss for the quarter ended, March 31, 2020	-	-	-	(157)	(157)
Balance as of March 31, 2020	12,425,000	12,425	-	(12,802)	123
Net loss for the quarter ended, June 30, 2020	-	-	-	(1,650)	(1,650)
Balance as of June 30, 2020	12,425,000	12,425	-	(14,452)	(1,527)
Net loss for the quarter ended, September 30, 2020	-	-	-	(6,484)	(6,484)
Balance as of September 30, 2020	12,425,000	$12,425	$-	$(20,936)	$(8,011)

See accompanying notes to the unaudited condensed consolidated financial statements.

Mycotopia Therapies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,501,853)	$(8,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	249
Amortization of debt discount	24,966
Stock based compensation	2,267,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	58,474	1,224
Accrued interest - shareholder loan	5,807	-
Net cash used in operating activities	(145,357)	(7,067)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,995)	-
Net cash used in investing activities	(2,995)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	500,000	125,000
Proceeds from the issuance of convertible debt	485,000	-
Net cash provided by financing activities	985,000	125,000

Net increase in cash	836,648	117,933

Cash, beginning of period	110,747	-

Cash, end of period	$947,395	$117,933

Non-cash Investing and Financing Activities:
Debt discount on convertible note payable	$485,000	$-

Supplemental cash flow information:
Cash paid for interest	$-	-
Cash paid for income taxes	$-	-

See accompanying notes to the unaudited condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

1.  Organization and Description of Business

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

2.  Going Concern

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

For the nine months ended September 30, 2021, the Company incurred a net loss of $2,501,853, had negative cash flows from operations of $145,357 and may incur additional future losses. At September 30, 2021, the Company had total current assets of $947,395 and total current liabilities of $216,243 resulting in working capital of $731,152.

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

September 30, 2021

3.  Summary of Significant Accounting Policies

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

Basic and diluted net loss per share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, and convertible debt, which were not included in the computation of earnings per share because the effect was antidilutive, was 14,389,369 and 0 for the nine months ended September 30, 2021 and 2020, respectively.

Income taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2021 and December 31, 2020, the Company had a full valuation allowance against its deferred tax assets.

Stock- Based Compensation

Stock-based compensation is computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718. FASB ASC 718 requires all share-based payments to employees

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

and non- employees be recognized as compensation expense in the consolidated financial statements based on their f air values. The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). As of September 30, 2021, the Company has not adopted a Stock Option Plan and has not 7 any options.

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

There were no changes in the fair value hierarchy leveling during the nine months ended September 30, 2021 and 2020.

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

4.  Related Party Transaction

During the nine months ended September 30, 2020, the Company entered into a two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000. During the nine months ended September 30, 2021, the Company entered into a term promissory note with Ehave, Inc. in the amount of $500,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. As of September 30, 2021 and December 31, 2020, the Company owes $625,000 and $125,000, respectively. During the three months ended September 30, 2021 and 2020, the Company recorded interest expense of $2,513 and $545, respectively, in relation to these notes. During the nine months ended September 30, 2021 and 2020, the Company recorded interest expense of $3,051 and $702, respectively, in relation to these notes.

5. PROMISSORY AND CONVERTIBLE NOTES

During the period ended September 30, 2021, the Company issued convertible promissory notes in the principal amount of $555,000. The principal amount includes $55,000 of original issue discount, $15,000 in deferred financing fees and 555,000 warrants with an exercise price of $1.00 per share. The term of the notes are 24 months and carry an

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

effective interest rate of 8.00%. The notes mature beginning on August 27, 2023 through September 17, 2023. The convertible promissory notes are convertible into shares of common stock at $1.00 per share. The Company recorded a debt discount in the amount of $485,000, in the aggregate, in relation to the original issue discount, conversion feature and warrants. During the period ended September 30, 2021, the Company converted $0 of principal debt and issued -0- shares of common stock, in the aggregate, upon conversion of the convertible promissory notes. During the period ended September 30, 2021, the Company recorded amortization expense in the amount of $24,966 in relation to the amortization of debt discount of which $21,849 was recorded as amortization expense in relation to the warrants and conversion feature and $2,418 and $699 was recorded as interest expense in relation to the original issue discount and financing fees in the consolidated statements of operations and comprehensive income.  As of September 30, 2021, the Company had an unamortized balance related to debt discount, warrants, and conversion features of $52,582, $478,150, and $14,302, respectively.

6. STOCKHOLDERS’ EQUITY (DEFICIT)

STOCK BASED COMPENSATION

On July 26, 2021, the Company issued 500,000 shares of common stock to a consultant for services rendered. The Company expensed $1,126,000 in relation to this issuance.

On July 26, 2021, the Company issued 250,000 shares of common stock to a consultant for services rendered. The Company expensed $563,000 in relation to this issuance.

On July 26, 2021, the Company issued 250,000 shares of common stock to a consultant for services rendered. The Company expensed $563,000 in relation to this issuance.

On July 27, 2021, the Company issued 7,537 shares of common stock to a consultant for services rendered. The Company expensed $15,000 in relation to this issuance.

Warrants Issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the period ended September 30, 2021

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2021	-	-	-
Granted	555,000	1.5	2
Exercised	-	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at September 30, 2021	555,000	$1.5	2

The intrinsic value of warrants outstanding as of September 30, 2021 was $50,500.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

The warrants granted during the period ending September 30, 2021 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

Nine Months Ended September 31, 2021
Expected term, in years	2
Exercise price	1.5
Expected volatility	100%
Stock price	1.8 – 2.0
Risk-free interest rate	0.22 – 0.23
Dividend yield	0%

7.  Subsequent Events

The company’s management has evaluated subsequent events occurring after September 30, 2021, the date of our most recent balance sheet, through the date our financial statements were issued.

In October of 2021, the company issued 25,000 shares of common stock pursuant to the convertible promissory note agreement.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

General and administrative

General administrative expenses consist primarily of costs associated without overall operations and being a public company. The costs include legal and professional services, corporate and compliance related fees.

General and administrative expense for the three months ended September 30, 2021 totaled $2,354,600, an increase of $2,348,668 compared to $5,932 for the three months ended September 30, 2020. The increase was primarily due to an increase stock based compensation of $2,267,000 related to shares issued to consultants and board members. In addition, an increase of $58,100 in legal and professional fees in relation to being a public traded company, an increase of $26,267 in compensation and consulting fees, an increase of $12,246 of stock transfer fees, and an increase of $7,178 in other miscellaneous expenses.

Other expense

Other expense for the three months ended September 30, 2021 totaled $31,604, an increase of $31,052 compared to $552 for the three months ended September 30, 2020. The increase was due to interest expense on our loan with Ehave, Inc.

Comparison of the Nine Months Ended September 30, 2021 and 2020

General and administrative

General administrative expenses consist primarily of costs associated without overall operations and being a public company. The costs include legal and professional services, corporate and compliance related fees.

General and administrative expense for the nine months ended September 30, 2021 totaled $2,467,198, an increase of $2,460,161 compared to $7,037 for the nine months ended September 30, 2020. The increase was primarily due to an increase stock based compensation of $2,267,000 related to shares issued to consultants and board members. In addition, an increase of $58,100 in legal and professional fees in relation to being a public traded company, an increase of $26,267 in compensation and consulting fees, an increase of $12,246 of stock transfer fees, and an increase of $14,880 in other miscellaneous expenses.

Other expense

Other expense for the nine months ended September 30, 2021 totaled $34,655, an increase of $33,401 compared to $1,254 for the nine months ended September 30, 2020. The increase was due to interest expense on our loan with Ehave, Inc.

Liquidity and Capital Resources

To date, we have generated no revenues, experienced negative operating cash flows and have incurred operating losses from our activities. We expect to continue to fund our operations through the issuance of debt or equity. As of September 30, 2021, our accumulated deficit was $2,531,027. Such conditions raise substantial doubts about our ability to continue as a going concern.

As of September 30, 2021, we entered into term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $625,000, in the aggregate. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. As of September 30, 2021, we owe $625,000 in accordance with these notes.

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

As of September 30, 2021, we had total current assets of $947,395 and total current liabilities of $216,243 resulting in working capital of $731,152. Net cash used in operating activities for the nine months ended September 30, 2021 was $145,357, which includes a net loss of $2,501,853, offset by changes in net working capital items related to the increase in accrued interest on our shareholder loan in the amount of $5,807 and an increase in accounts payable of $58,474, in addition to stock based compensation of $2,267,000, depreciation of $249, and amortization of $24,966.

As of September 30, 2021, we had cash of $947,395. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development and commercial efforts.

Operating Activities

During the first nine months of 2021 and 2020, the net cash outflow from operating activities was $145,357 and $7,067, respectively. The 2021 amount was comprised of our net loss of $2,501,853, offset by noncash stock-based compensation expense of $2,267,000, depreciation of $249, amortization of the debt discount of $24,966, and net increase in operating liabilities of $64,281. The 2020 amount was comprised of our net loss of $8,291, offset by a net increase in operating liabilities of $1,224.

Financing Activities

Financing activities totaling $985,000 for the nine months ended September 30, 2021 reflected $485,000 in proceeds from the sale convertible debt and proceeds of $500,000 from loans from shareholders.  Financing activities for the nine months ended September 30, 2020 consisted of $125,000 in proceeds from loans from shareholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021, with no change in internal control procedures during the quarter.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 4, 2021 the Company changed its name from 20/20 Global, Inc. to Mycotopia Therapies Inc. Its trading symbol also changed to TPIA.

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