Form 10-K
period 2021-12-31
Mycotopia Therapies, Inc.
filed 2022-04-14
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is not required to file reports pursuant to the Section 13 or Section 15(d) of the Exchange Act. ☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by nonaffiliates, computed by reference to the price at which our common equity was last sold or the average bid and asked price of such common equity at June 30, 2021, was $6,232,015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 11, 2022, we had 14,322,374 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in the Annual Report, including those set forth above in the Special Cautionary Note Regarding Forward-Looking Statements or under the heading “Risk Factors” or elsewhere in this Offering Circular.

Business Overview

Mycotopia Therapies, Inc. promotes the study of psychedelics for the treatment of mental health issues and supports the creation of both natural and synthetic molecules for the development of appropriate treatments. Through its investment in Psychedelitech, it sponsors conferences regarding the legal psychedelics industry. Mycotopia also intends to deploy technology from its parent company, Ehave, Inc., in the collection of research and clinical data to further the study of the effects of psychedelics in the treatment of mental health issues.

History

Mycotopia Therapies, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada on January 21, 2000, under the name RM Investors, Inc. In March 2014, under the terms of an Exchange Agreement and Plan of Reorganization, we acquired 100% of the issued and outstanding shares of our subsidiary 20/20 Produce Sales, Inc., an Idaho corporation that was incorporated on December 22, 1994. On March 26, 2014, we amended and restated our articles of incorporation to increase our authorized shares of common stock to 100,000,000 shares, par value $0.001, and to authorize 5,000,000 shares of preferred stock, par value $0.001. In connection with this reorganization, we obtained a new CUSIP number for our common stock, FINRA approval of our name change from RM Investors, Inc. to 20/20 Global, Inc., and a new trading symbol for our shares on the OTC marketplace and effected a 2-for-1 forward split of the then issued and outstanding shares of our common stock.

In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation, Mycotopia Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave, Inc., and the former and current directors of 20/20 Global that provide for the 20/20 Global’s purchase of all of the outstanding stock of Mycotopia Therapies, Inc. from Ehave, Inc. In May 2021, we changed our name to Mycotopia Therapies Inc. Our trading symbol is TPIA. We have one subsidiary, Mycotopia Therapies Inc., a Florida corporation Our board of directors consists of Ben Kaplan and Mark Croskey.

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

References to “us,” “we,” “our,” and correlative terms refer to Mycotopia Therapies, Inc. and our wholly owned subsidiary, Mycotopia Therapies, Inc., a Florida corporation, through which we conducted our activities.

Business Strategy and Market

In November 2020, Oregon became the first U.S. state to legalize psilocybin. It has been estimated the psychedelic drugs market will grow 12.4% annually over the next seven years, reaching $10.75 billion in 20272. Several companies are running clinical trials to determine the efficacy of the use psilocybin and other psychedelics in the treatment of chronic pain, opioid withdrawal, and depression.

In the summer of 2021, Harvard Law School’s Petrie-Flom Center for Health Law Policy, Biotechnology, and Bioethics launched the Project on Psychedelics Law and Regulation. They noted that in 2017, the FDA designated MDMA a breakthrough therapy for post-traumatic stress disorder, and in 2018 the agency identified psilocybin as a breakthrough for treatment-resistant depression, indicating that psychedelics may represent substantial improvements over existing treatments for mental illness. They project the US market for psychedelics could reach $6.85 billion in 2027.

It is the Company’s intent to promote the current studies into psychedelics while developing a pipeline of pharmaceutical grade components for psychedelic based treatments.

We have entered into a supply agreement with HAVN Life Sciences to supply psilocybin for study. Mycotopia seeks to be one of the handful of companies to have an EU GMP API (active pharmaceutical ingredient) that we could move around the world to legal jurisdictions that we will form business relationships with labs, research institutions and drug manufactures.

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

On August 13, 2021, Mycotopia entered into a supply agreement with HAVN Life Sciences Inc., for the supply psilocybin in the form of an active pharmaceutical ingredient. The psilocybin would be provided through a licensed third party dealer pursuant to the Controlled Drugs and Substances Act (S.C. 1996, c. 19)(Canada). Delivery of the psilocybin will only be to parties allowed to receive it under applicable law in the jurisdiction where they are located.

2 US News and World Report, July 2, 2021, https://money.usnews.com/investing/stock-market-news/articles/psychedelic-stocks-to-watch

Mycotopia entered into the agreement with HAVN to secure a supply of GMP certified psilocybin in anticipation of its use in testing and development of new products.

Government Regulation

We do not engage in the manufacturing, production or sale Psylicibin we are not directly impacted by the US Controlled Substances Act (“CSA”). We will be supporting the research and development of therapies using Psylicibin by our partners in compliance with the CSA and FDA regulations related to clinical trials. The acceptance of the use of Psylicibin and related compounds for treatment of mental health issues.

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations and contract manufacturers, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FDCA, as amended, its implementing regulations and other laws. If we fail to comply with applicable FDA or other requirements at any time with respect to product development, clinical testing, approval or any other legal requirements relating to product manufacture, processing, handling, storage, quality control, safety, marketing, advertising, promotion, packaging, labeling, export, import, distribution, or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

Preclinical Studies and Clinical Trials for Drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of drug chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a full or partial clinical hold. FDA must notify the sponsor of the grounds for the hold and any identified deficiencies must be resolved before the clinical trial can begin. Submission of an IND may result in the FDA not allowing clinical trials to commence or not allowing clinical trials to commence on the terms originally specified in the IND. A clinical hold can also be imposed once a trial has already begun, thereby halting the trial until the deficiencies articulated by FDA are corrected.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, administration procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including results for clinical trials other than Phase I investigations, must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, FDA will nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap.

•Phase I—Phase I clinical trials involve initial introduction of the investigational product into healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.

•Phase II—Phase II clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and administration schedule and to identify possible adverse side effects and safety risks.

•Phase III—Phase III clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling.

Post-approval trials, sometimes referred to as Phase IV clinical trials or post-marketing studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of NDA approval.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators fifteen days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Controlled Substances

The federal Controlled Substances Act of 1970, or CSA, and its implementing regulations establish a “closed system” of regulations for controlled substances. The CSA imposes registration, security, recordkeeping and reporting, storage, manufacturing, distribution, importation and other requirements under the oversight of the DEA. The DEA is the federal agency responsible for regulating controlled substances, and requires those individuals or entities that manufacture, import, export, distribute, research, or dispense controlled substances to comply with the regulatory requirements in order to prevent the diversion of controlled substances to illicit channels of commerce.

The DEA categorizes controlled substances into one of five schedules — Schedule I, II, III, IV or V — with varying qualifications for listing in each schedule. Schedule I substances by definition have a high potential for abuse, have no currently accepted medical use in treatment in the United States and lack accepted safety for use under medical supervision. Pharmaceutical products having a currently accepted medical use that are otherwise approved for marketing may be listed as Schedule II, III, IV or V substances, with Schedule II substances presenting the highest potential for abuse and physical or psychological dependence, and Schedule V substances presenting the lowest relative potential for abuse and dependence. COMP360, if approved in the United States, will require scheduling by the DEA before it can be marketed.

Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity(ies) and controlled substance schedule(s).

The DEA inspects all manufacturing facilities to review security, recordkeeping, reporting and handling prior to issuing a controlled substance registration. The specific security requirements vary by the type of business activity and the schedule and quantity of controlled substances handled. The most stringent requirements apply to manufacturers of Schedule I and Schedule II substances. Required security measures commonly include background checks on employees and physical control of controlled substances through storage in approved vaults, safes and cages, and through use of alarm systems and surveillance cameras. Once registered, manufacturing facilities must maintain records documenting the manufacture, receipt and distribution of all controlled substances. Manufacturers must submit periodic reports to the DEA of the distribution of Schedule I and II controlled substances, Schedule III narcotic substances, and other designated substances. Registrants must also report any controlled substance thefts or significant losses, and must obtain authorization to destroy or dispose of controlled substances. Imports of Schedule I and II controlled substances for commercial purposes are generally restricted to substances not already available from a domestic supplier or where there is not adequate competition among domestic suppliers. In addition to an importer or exporter registration, importers and exporters must obtain a permit for every import or export of a Schedule I and II substance or Schedule III, IV and V narcotic, and submit import or export declarations for Schedule III, IV and V non-narcotics. In some cases, Schedule III non-narcotic substances may be subject to the import/export permit requirement, if necessary, to ensure that the United States complies with its obligations under international drug control treaties.

For drugs manufactured in the United States, the DEA establishes annually an aggregate quota for the amount of substances within Schedules I and II that may be manufactured or produced in the United States based on the DEA’s estimate of the quantity needed to meet legitimate medical, scientific, research and industrial needs. The quotas apply equally to the manufacturing of the active pharmaceutical ingredient and production of dosage forms. The DEA may adjust aggregate production quotas a few times per year, and individual manufacturing or procurement quotas from time to time during the year, although the DEA has substantial discretion in whether or not to make such adjustments for individual companies.

The states also maintain separate controlled substance laws and regulations, including licensing, recordkeeping, security, distribution, and dispensing requirements. State authorities, including boards of pharmacy, regulate use of controlled substances in each state. Failure to maintain compliance with applicable requirements, particularly as manifested in the loss or diversion of controlled substances, can result in enforcement action that could have a material adverse effect on our business, operations and financial condition. The DEA may seek civil penalties, refuse to renew necessary registrations, or initiate proceedings to revoke those registrations. In certain circumstances, violations could lead to criminal prosecution.

Proposed Acquisition of EiVentures Inc.

On December 7, 2021, the Company entered into a non-binding letter of intent (“LOI”) with EiVentures Inc. (“EI”) regarding a potential transaction in which the Company would acquire all of the issued and outstanding shares of EI. It is anticipated that EI’s stockholders will exchange their equity interests in EI for newly issued shares of common stock of the Company.

Under the LOI, David Nikzad and Jason Hobson, currently officers and directors of EI would become officers and directors of the Company, which would change its name to PSLY.COM and use PSLY as its trading symbol.  If a definitive agreement is reached, the combined companies intend to pool their resources to develop regulatory approved, plant-derived, psychoactive therapeutic treatment options and non-psychoactive nutritional supplements and related products that address global mental healthcare needs. The goal of the combined companies would be to complete pre-clinical and phase 1 trials and launch therapeutic Psilly into jurisdictions where psilocybin is legal.

EI’s focus is on the discovery, development and commercialization of regulatory approved, plant-derived, psychoactive and non-psychoactive therapeutic compounds that address global mental healthcare needs.

The transaction is subject to the condition that the Company and EI enter into a definitive agreement and either party is free to discontinue negotiations for any reason. Once a definitive agreement is reached, the transaction will require the approval of the stockholders of the Company and EI.  As a result, there can be no assurance that the Company and EI will enter into such an agreement, nor, if they do, that their stockholders will approve the transaction. When the Company enters into a definitive agreement it will file a post-qualification amendment to the Offering Statement of which the Offering Circular forms a part, with additional information regarding the transaction.

Employees

The Company’s only full-time employee is its CEO who is also the CEO of Ehave Inc., of which the Company is a majority owned subsidiary.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

The auditors’ report for the years ended December 31, 2021 and 2020, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2021 and 2020, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We had a net loss of $2,820,730 and $16,029 from operations for the years ended December 31, 2021 and 2020, respectively,  which raises substantial doubt about our ability to continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans, which includes successfully integrating Mycotopia Therapies, Inc. which was acquired during the fiscal year ended December 31, 2021. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken will provide the opportunity for us to continue as a going concern.

We have no current business activities that will generate revenues in the near future.

We have no revenue and cannot predict when we will begin to generate revenue. We have recently changed our business plan to that of Mycotopia Therapies, Inc., our wholly owned subsidiary acquired in January 2021.

We may not be able to establish new operations that generate revenue.

With the acquisition of Mycotopia Therapies, Inc. we have changed our business plan. The Company seeks to take advantage of the interest in the use of compounds found in naturally occurring psychoactive compounds for the treatment of mental health issues. As this is a new business there can be no assurance that we will be able to generate revenue in the near term.

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

We are controlled by our principal shareholder.

As of December 14, 2021, Ehave, Inc. owned approximately 70% of our outstanding shares of common stock. Our CEO, Ben Kaplan, is also the CEO of Ehave. We expect our principal shareholder to continue to use its interest in our common stock: to significantly influence the direction of our management, the election of our entire board of directors, and the method and timing of the payment of dividends; to determine substantially all other matters requiring shareholder approval; and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring, or preventing a change in control, may discourage bids for our common stock at a premium over their market price, and may otherwise adversely affect the market price of our common stock.

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

Our estimated income taxes could be materially different from income taxes that we ultimately pay.

We are subject to income taxes in the United States. Significant judgment and estimation are required in determining our provision for income taxes and related matters. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determinations are uncertain or otherwise subject to interpretation. Our determination of our income tax liability is always subject to review by applicable tax authorities and we are currently subject to audits in a number of jurisdictions. Although we believe our income tax estimates and related determinations are reasonable and appropriate, relevant taxing authorities may disagree. The ultimate outcome of any such audits and reviews could be materially different from estimates and determinations reflected in our historical income tax provisions and accruals. Any adverse outcome of any such audit or review could have an adverse effect on our financial condition and results of operations.

A variety of new laws, or new interpretations of existing laws, could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort and can subject us to claims or other remedies. Some of these laws, such as income, sales, use, value-added and other tax laws and consumer protection laws, are applicable to businesses generally and others are unique to the various types of businesses in which we are engaged

Any failure on our part to comply with applicable laws may subject us to additional liabilities, which could adversely affect our business, financial condition and results of operations. In addition, if the laws to which we are currently subject are amended or interpreted adversely to our interests, or if new adverse laws are adopted, our products and services might need to be modified to comply with such laws, which would increase our costs and could result in decreased demand for our products and services to the extent that we pass on such costs to our customers. Specifically, in the case of tax laws, positions that we have taken or will take are subject to interpretation by the relevant taxing authorities. While we believe that the positions we have taken to date comply with applicable law, there can be no assurances that the relevant taxing authorities will not take a contrary position, and if so, that such positions will not adversely affect us. Any events of this nature could adversely affect our business, financial condition and results of operations.

We may fail to adequately protect our intellectual property rights or may be accused of infringing the intellectual property rights of third parties.

We regard our intellectual property rights, including trademarks, domain names, trade secrets, copyrights and other similar intellectual property, as critical to our success. We intend, in due course, subject to legal advice, to apply for trademark, copyright and/or patent protection in the United States and other jurisdictions. We regard our intellectual property, including our software and trademark, as valuable assets and intend to vigorously defend them against infringement. Effective trademark protection may not be available or may not be sought in every country in which products and services are made available and contractual disputes may affect the use of marks governed by private contract. We have reserved and registered certain domain names, however not every variation of a domain name may be available or be registered, even if available.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our Company, management believes that the protection of our intellectual property rights is a key component of our operating strategy.

We also rely upon trade secrets and certain copyrightable and patentable proprietary technologies.

We will rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect our various intellectual property rights. For example, we plan to apply to register and renew, or secure by contract where appropriate, trademarks and service marks as they are developed and used, and continue to reserve, register and renew domain names as we deem appropriate.

We also plan to apply for copyrights and patents or for other similar statutory protections as we deem appropriate, based on then current facts and circumstances. No assurances can be given that any copyright or patent application we file will result in a copyright or patent being issued, or that any future copyright or patent will afford adequate protection against competitors and similar technologies. In addition, no assurances can be given that third parties will not create new products or methods that achieve similar results without infringing upon copyrights or patents we may own in the future.

Despite these measures, our intellectual property rights may still not be protected in a meaningful manner, challenges to contractual rights could arise or third parties could copy or otherwise obtain and use our intellectual property without authorization. The occurrence of any of these events could result in the erosion of our brands and limitations on our ability to control marketing on or through the internet using our various domain names, as well as impede our ability to effectively compete against competitors with similar technologies, any of which could adversely affect our business, financial conditions and results of operations.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of trademarks, copyrights, patents and other intellectual property rights held by third parties. In addition, litigation may be necessary in the future to enforce our intellectual property rights, protect our trade secrets or to determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect our business, financial condition and results of operations. Patent litigation tends to be particularly protracted and expensive.

If we fail to effectively manage our growth, our business and operating results could be harmed.

If we experience rapid growth in our headcount and operations, it will place significant demands on our management, operational and financial infrastructure. We intend to continue to make substantial investments to expand our operations, research and development, sales and marketing and general and administrative organizations. We face significant competition for employees, particularly engineers, designers and product managers, from other high-growth companies, which include both publicly-traded and privately-held companies, and we may not be able to hire new employees quickly enough to meet our needs. To attract highly skilled personnel, we will need to continue to offer, highly competitive compensation packages. As we continue to grow, we are subject to the risks of over-hiring, over-compensating our employees and over-expanding our operating infrastructure, and to the challenges of integrating, developing and motivating a rapidly growing employee base. If we fail to effectively manage our hiring needs and successfully integrate new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, and our business and operating results could be adversely affected.

We will depend on highly skilled personnel to grow and operate our business, and if we are unable to hire, retain and motivate its personnel, we may not be able to grow effectively.

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers and product managers. Our ability to execute efficiently is dependent upon contributions from our employees, in particular our senior management team. We do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our growth strategy also depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. Competition for highly skilled personnel is intense, We may need to invest significant amounts of cash and equity to attract and retain new employees and we may never realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

Risks Related to Our Company

Common Stock

Trading of our stock is restricted by the Securities Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock price has been volatile, and your investment could lose value.

The trading price of our common stock has been volatile and could be subject to wide fluctuations due to various factors. The timing of announcements in the public market regarding new products, product enhancements or technological advances by us or our competitors, and any announcements by us or our competitors of acquisitions, major transactions or management changes could also affect our stock price. Our stock price is subject to speculation in the press and the analyst community, changes in recommendations or earnings estimates by financial analysts, changes in investors’ or analysts’ valuation measures for our stock and market trends unrelated to our performance. A significant drop in our stock price could also expose us to the risk of securities class action lawsuits, which could result in substantial costs and divert management’s attention and resources, which could adversely affect our business. Moreover, if the per share trading price of our common stock declines significantly, you may be unable to resell your shares at or above the public offering price. We cannot assure you that the per share trading price of our common stock will not fluctuate or decline significantly in the future.

The trading volume of our common stock has been low, and the sale of a substantial number of shares in the public market could depress the price of our common stock.

Our common stock is traded on the OTC Markets Group marketplace and historically has had a low average daily trading volume relative to many other stocks. Thinly traded stocks can have more price volatility than stocks trading in an active public market, which can lead to significant price swings even when a relatively small number of shares are being traded and can limit an investor’s ability to quickly sell blocks of stock. If there continues to be low average daily trading volume or price in our common stock investors may be unable to quickly liquidate their investments or at prices investors consider to be adequate.

Because our common stock is quoted and traded on the OTC Markets Group marketplace, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on the OTC Markets Group marketplace or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

Risks Relating to the Early Stage of our Company and Ability to Raise Capital

We are at a very early stage and our success is subject to the substantial risks inherent in the establishment of a new business venture.

The implementation of our business strategy is in a very early stage and subject to all of the risks inherent in the establishment of a new business venture. Accordingly, our intended business and prospective operations may not prove to be successful in the near future, if at all. Any future success that we might enjoy will depend upon many factors, many of which are beyond our control, or which cannot be predicted at this time, and which could have a material adverse effect upon our financial condition, business prospects and operations and the value of an investment in our company.

We expect to suffer continued operating losses and we may not be able to achieve profitability.

We expect to continue to incur significant development and marketing expenses in the foreseeable future related to the launch and commercialization of our products and services. As a result, we will be sustaining substantial operating and net losses, and it is possible that we will never be able to achieve profitability.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of the capital markets, the market price of our common stock, and the development of competitive projects by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase our common shares or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

If we are unsuccessful in raising additional capital, or the terms of raising such capital are unacceptable, we may have to modify our business plan and/or significantly curtail our planned activities. If we are successful raising additional capital through the issuance of additional equity, our investor’s interests will be diluted.

There are substantial doubts about our ability to continue as a going concern and if we are unable to continue our business, our shares may have little or no value.

Our ability to become a profitable operating company is dependent upon our ability to generate revenues and/or obtain financing adequate to implement our business plan. Achieving a level of revenues adequate to support our cost structure, our continued operating losses and our net cash used in operations has raised substantial doubts about our ability to continue as a going concern. We plan to attempt to raise additional equity capital by issuing shares and, if necessary through one or more private placement or public offerings, and via the securities purchase agreement/equity line financing. However, the doubts raised relating to our ability to continue as a going concern may make our shares an unattractive investment for potential investors. These factors, among others, may make it difficult to raise any additional capital.

Failure to effectively manage our growth could place additional strains on our managerial, operational and financial resources and could adversely affect our business and prospective operating results.

Our anticipated growth is expected to continue to place a strain on our managerial, operational and financial resources. Further, as we expand our user and advertiser base, we will be required to manage multiple relationships. Any further growth by us, or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan, and could have a material adverse effect upon our financial condition, business prospects and prospective operations and the value of an investment in our company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are not required to provide the information called for by this item.

ITEM 2. PROPERTIES

We do not have any material interests in any property.

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

We have approximately 116 stockholders of record of our common stock. As of April 11, 2022, we had 14,322,374 shares of our common stock issued and outstanding.

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

None

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

Results of Operations

Comparison of Years Ended December 31, 2021 and 2020

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the years ended December 31, 2021 and 2020.

Operating Expenses from Operations

Operating expenses from operations for the years ended December 31, 2021 and 2020, consisted of general and administrative expenses of $2,669,109. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. Our increase in general and administrative expenses is the result of increased administrative costs due to increased compliance costs. The Company has employed cost savings strategies as we seek to find another active business that may be interested in acquiring us.

Other Income (Expense) from Operations

Other expense of $151,621 for the year ended December 31, 2021 consisted of interest expense from convertible notes with debt discounts and interest expense from related parties. Other expense of $1,806 for the year ended December 31, 2020, consisted of $1,806 of interest expense.

Net Loss from Operations

We had a net loss from operations for the years ended December 31, 2021 and 2020, of $2,669,109 and $14,223, respectively.

Liquidity and Capital Resources

As of December 31, 2021, we had working capital of $961,149, up from working capital of $108,751 as of December 31, 2020. Our current assets of $1,267,519 consisted solely of cash, while our current liabilities consisted predominantly of accrued interest and a shareholder loan. We had an accumulated deficit of $2,849,904 as of December 31, 2021, an increase from an accumulated deficit of $29,174 as of December 31, 2020.

Operating activities used net cash of $235,482 for the year ended December 31, 2021, as compared to using net cash of $14,253 for the year ended December 31, 2020. Investing activities used net cash of $2,746 and $0, respectively, for the years ended December 31, 2021 and 2020. Financing activities received of $1,395,000 for the year ended December 31, 2021, as compared cash proceeds of $125,000 for the year ended December 31, 2020. We had a cash balance of $1,267,519 and $110,747 as of December 31, 2021 and 2020, respectively.

Our monthly operating costs averaged approximately $15,500 per month for the year ended December 31, 2021, excluding capital expenditures. We plan to fund our operations with our cash on hand.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2021, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Stock Based Compensation

We follow ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2021 and 2020.

Recently Issued Accounting Pronouncements

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

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the U.S. Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in our internal control over financial reporting during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of those internal controls as of December 31, 2021, using the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework (2013) as a basis for our assessment. Based on this evaluation, our Certifying Officer concluded that our internal control over financial reporting was not effective as of December 31, 2021.

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the U.S. Securities and Exchange Commission since our registration statement on Form 10 became effective, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act, except that our former chief executive officer and director Mark D. Williams failed to report the transfer of 143,049 shares of his stock to his grandchildren.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ben Kaplan	2021	-	-	-	-	-	-	-	-
President and CEO	2020	-	-	-	-	-	-	-	-

Mark D. Williams	2021	-	-	-	-	-	-	-
Former President and CEO	2020	142,943	-	-	-	-	-	25,000	167,943

Colin Gibson	2021	-	-	-	-	-	-	-	-
Former Vice President	2020	-	-	-	-	-	-	-	-

Executive Employment Agreements

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan (“Kaplan”) whereby Kaplan was appointed as CEO of the Company. We hired Kaplan for an initial term of thirty-six (36) months subject to certain termination provisions, whereby the Agreement will automatically renew for an additional twelve (12) month period. We shall pay Kaplan in the following manner: (i) A consulting fee of $24,000 per month for services performed for a total compensation of $288,000 payable for each twelve (12) month period, (ii) Bonus compensation milestones by offering Kaplan a Warrant to purchase that number of shares of common stock of the Company equal to 5% of the issued and outstanding common shares, on a fully diluted basis, (iii) A significant transaction stock grant whereby Kaplan shall be granted that number of shares of common stock or a new series of preferred shares of the Company, that is convertible into common stock of the Company equal to 5% of the value of all of the consideration, including any stock, cash, or debt, of such completed transaction. As of December 31, 2021 and 2020, the Company accrued $50,000 and $0, respectively, related to the Agreement

Outstanding Equity Awards at Fiscal Year End

We do not have any outstanding equity awards, pension plans, or other pension benefits, and there are no potential change-of-control payouts to any person.

We do not provide any long-term incentives, any stock options or awards, or any kind of additional equity awards.

Director Compensation

Each director receives Sixty Thousand Dollars ($60,000.00) per annum paid in equal quarterly installments during the Company's fiscal year, in arrears. The payment can be made in either cash or shares of the Company’s common stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2021, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 13,967,332 shares of common stock outstanding:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
Ehave Inc.	Common stock	9,793,754	70.12%

Directors:
Ben Kaplan as CEO or Ehave Inc.	Common stock	9,793,754	70.12%

All Executive Officers and Directors as a Group (1 persons):	Common Stock	9,793,754	70.12%

Mark D. Williams	Common stock	1,000,000	7.16%

_______________

(1) Address for all stockholders is 18851 NE 29th Ave., Suite 700, Aventura, FL 33180

During the fiscal year December 31, 2021, Ehave, Inc. purchased 9,793,754 shares of common stock in the aggregate from The Robert and Joanna Williams Trust, Mark Williams and Colin Gibson. Following the transaction, Mark Williams continued to hold 1,000,000 shares of common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND

RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is set forth below for any transaction during the two years ended December 31, 2021, to which we were a party and in which any of our officers and directors or any holder of more than 10% of any class of our stock had or is deemed to have a material interest.

Related-Party Transactions

During the year ended December 31, 2020, the Company entered into two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000. During the year ended December 31, 2021, the Company entered a term promissory note with Ehave, Inc. in the amount of $500,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. As of December 31, 2021 and 2020, the Company owes $625,000 and $125,000, respectively. As of December 31, 2021 and 2020, the Company accrued interest related to these loans and has outstanding $10,339 and $1,776, respectively.  During the year ended December 31, 2021 and 2020, the Company recorded interest expense of $8,564 and $1,766, respectively, in relation to these notes.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, Mark Croskery is independent.

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

Audit Fees

For our fiscal year ended December 31, 2021, we were billed approximately $14,000 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2020, we were billed approximately $16,500 for professional services rendered for the audit and reviews of our consolidated financial statements.

Tax Fees

We did not incur any fees for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2021 and 2020.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2021 and 2020.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following financial statements are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mycotopia Therapies Inc.

Aventura, FL

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mycotopia Therapies, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative cashflows from operations and has not yet generated revenues, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audits of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern – Disclosure

The consolidated financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. As noted in “Going Concern Considerations” above, the Company has generated no revenues and has negative operating cash flows. The Company has contractual obligations, such as commitments for repayments of accounts payable, accrued liabilities, notes payable and convertible notes payable (collectively “obligations”). Currently, management’s forecasts and related assumptions illustrate their ability to meet the obligations through management of expenditures, implementation of a new operational direction, obtaining additional debt financing, and issuance of capital stock for additional funding to meet its operating needs. Should there be constraints on the ability to implement its new business operations or access financing through stock issuances, the Company will continue to manage cash outflows and meet the obligations through debt financing.

We identified management’s assessment of the Company’s ability to continue as a going concern as a critical audit matter. Management made judgments to conclude that it is probable that the Company’s plans will be effectively implemented and will provide the necessary cash flows to fund the Company’s obligations as they become due. Specifically, the judgments with the highest degree of impact and subjectivity in determining it is probable that the Company’s plans will be effectively implemented include its ability to manage expenditures, its ability to access funding from the capital market, its ability to obtain debt financing, and the successful implementation of its new operational direction. Auditing the judgments made by management required a high degree of auditor judgment and an increased extent of audit effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others: (i) evaluating the probability that the Company will be able to access funding from the capital market; (ii) evaluating the probability that the Company will be able to manage expenditures (iii) evaluating the probability that the Company will be able to obtain debt financing, and (iv) evaluating the planned implementation of its new business operational direction.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016.

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 14, 2022

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

	For the Years Ended,
	2021	2020

ASSETS
Current assets
Cash and cash equivalents	$1,267,519	$110,747
Total current assets	1,267,519	110,747

Long-term assets
Equipment, net	2,497	-
TOTAL ASSETS	1,270,016	110,747

LIABILITES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Account payable	$171,031	$220
Accrued interest – shareholder loan	10,339	1,776
Shareholder loan	125,000	-
Total current liabilities	306,370	1,996

Long-term liabilities:
Convertible note payable, net of debt discount	123,625	-
Shareholder loan payable, non-current	500,000	125,000
TOTAL LIABILITES	929,995	126,996

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized; 13,967,332 and 12,925,420, shares issued and outstanding, respectively	13,966	12,925
Additional paid-in capital	3,175,959	-
Accumulated deficit	(2,849,904)	(29,174)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	340,021	(16,249)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,270,016	$110,747

See accompanying notes to the consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2021	2020

Operating Expense
General and administrative	$2,669,109	$14,223
Total Operating Expense	2,669,109	14,223

Loss from Operations	(2,669,109)	(14,223)

Other income (expense)

Interest expense	(143,057)	-
Interest expense – related party	(8,564)	(1,806)
Total other income (expense)	(151,621)	(1,806)

Net loss before provision for income taxes	(2,820,730)	(16,029)
Provision for income taxes	-	-

Net loss	$(2,820,730)	$(16,029)

Basic and diluted loss per share	$(0.21)	$(0.00)

Average number of common shares outstanding – basic and diluted	13,412,634	12,425,420

See accompanying notes to the consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2019	12,425,420	$12,425	$-	$(13,145)	$(720)
Stock issued for services – related party	500,000	500	-	-	500
Net loss for the year ended December 31, 2020	-	-	-	(16,029)	(16,029)
Balance as of December 31, 2020	12,925,420	$12,925	$-	$(29,174)	$(16,249)

Stock issued for services	1,016,912	1,016	2,280,984	-	2,282,000
Debt discount on convertible debt and warrants	25,000	25	894,975	-	895,000
Net loss for the year ended December 31, 2021	-	-	-	(2,820,730)	(2,820,730)
Balance as of December 31, 2021	13,967,332	$13,966	$3,175,959	$(2,849,904)	$340,021

See accompanying notes to the consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(2,820,730)	$(16,029)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	249	-
Amortization of debt discount	123,625	-
Stock issued for services	2,282,000	500
Changes in operating assets and liabilities:
Increase in accounts payable	170,811	1,276
Increase in accrued interest – shareholder loan	8,563	-
Net cash used in operating activities	(235,482)	(14,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,746)	-
Net cash used in investing activities	(2,746)	-

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from shareholder loan	500,000	125,000
Proceeds from the issuance of convertible debt	895,000	-
Net cash provided by financing activities	1,395,000	125,000

Net increase in cash and cash equivalents	1,156,772	110,747
Cash and cash equivalents, beginning of period	110,747	-
Cash and cash equivalents, end of period	$1,267,519	$110,747

Non-cash Investing and Financing Activities:
Debt discount on convertible note	$895,000	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

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

As a result of the transaction, the historical consolidated financial statements of the Company for periods prior to the date of the transaction are those of Mycotopia Therapies, Inc., as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of Mycotopia Therapies, Inc. prior to the transaction and the consolidated financial statements of the Company subsequent to the transaction.

NOTE 2 - GOING CONCERN

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

For the year ended December 31, 2021, the Company incurred a net loss of $2,820,730, had negative cash flows from operations of $235,482 and may incur additional future losses. At December 31, 2021, the Company had total current assets of $1,267,519 and total current liabilities of $220,120 resulting in working capital of $961,149.

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

MYCOTOPIA THERAPIES, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiaries, Mycotopia Therapies Inc., a Florida corporation. All inter-company accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, MYC. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value.

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation on the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $249 and $0 for the years ended December 31, 2021 and 2020, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses in 2021 and 2020.

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

MYCOTOPIA THERAPIES, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2021 and 2020.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2021 and 2020, the Company had a full valuation allowance against its deferred tax assets.

We adopted ASC Topic 740-10-25, Income Taxes—Recognition, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC Topic 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC Topic 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC Topic 740-10-25

Stock Based Compensation

We follow ASC Topic 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock

MYCOTOPIA THERAPIES, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, was related to convertible debt and warrants and totaled 2,005,000 and 0 for the years ended December 31, 2021 and 2020, respectively.

Recent Accounting Pronouncements

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

NOTE 4 – RELATED PARTY TRANSACTION

During the year ended December 31, 2020, the Company entered into two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000. During the year ended December 31, 2021, the Company entered a term promissory note with Ehave, Inc. in the amount of $500,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. As of December 31, 2021 and 2020, the Company owes $625,000 and $125,000, respectively. As of December 31, 2021 and 2020, the Company accrued interest related to these loans and has outstanding $10,339 and $1,776, respectively.  During the year ended December 31, 2021 and 2020, the Company recorded interest expense of $8,564 and $1,766, respectively, in relation to these notes.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

During the year ended December 31, 2021, the Company issued convertible promissory notes in the principal amount of $1,007,500. The principal amount includes $96,000 of original issue discount, $16,500 in cash financing fees, $49,750 in non-cash financing fees and 1,007,500 warrants with an exercise price of $1.50 per share. The term of the notes are 24 months and carry an effective interest rate of 8.00%. The notes mature beginning on August 27, 2023 through September 17, 2023. The convertible promissory notes are convertible into shares of common stock at $1.00 per share. The Company recorded a debt discount in the amount of $1,007,500, in the aggregate, in relation to the original issue discount and cash financing fees of $112,500, and the conversion feature, warrants, the 25,000 shares of common stock (see Note 6) recorded at fair value in the amount of $895,000. During the year ended December 31, 2021, the Company recorded amortization expense in the amount of $123,625 in relation to the amortization of debt discount of which $102,634 was recorded as amortization expense in relation to the warrants and conversion feature and $11,942 and $9,048 was recorded as interest expense in relation to the original issue discount and financing fees in the consolidated statements of operations and comprehensive income. As of December 31, 2021, the Company had an unamortized debt discount balance of $883,875 with a weighted amortization period of 1.87 years.

MYCOTOPIA THERAPIES, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The Company recorded $895,000 as a debt discount with an offset to additional paid-in capital in relation to the beneficial conversion feature, the warrants, and the 25,000 shares of common stock issued in relations to the convertible debt. The common stock was valued at $49,750. The beneficial conversion feature was valued at $339,243 and the warrants were valued at $506,007, in the aggregate. The Company calculated the fair value of the beneficial conversion feature and warrants using the black-scholes option pricing model with the following assumptions:

For the Year Ended December 31, 2021
Expected term, in years	2.0
Exercise price	1.5
Expected volatility	100%
Stock price	1.80 – 2.49
Risk-free interest rate	0.22% – 0.71%
Dividend yield	0%

NOTE 6 – STOCKHOLDERS’ EQUITY

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

During the year ended December 31, 2021, the Company issued 25,000 shares of common stock upon the issuance of debt to a third-party. The shares were valued at $49,750 which was recorded as an increase to equity with an offset to debt discount.

STOCK BASED COMPENSATION

On July 26, 2021, the Company issued 500,000 shares of common stock to a consultant for services rendered. The Company expensed $1,126,000 in relation to this issuance which was the grant date fair value.

On July 26, 2021, the Company issued 250,000 shares of common stock to a consultant for services rendered. The Company expensed $563,000 in relation to this issuance which was the grant date fair value.

On July 26, 2021, the Company issued 250,000 shares of common stock to a consultant for services rendered. The Company expensed $563,000 in relation to this issuance which was the grant date fair value.

On July 27, 2021 and October 12, 2021, the Company issued 7,537 and 9,375, respectively shares of common stock to a board member for board services rendered. The Company expensed $30,000, in the aggregate, in relation to this issuance which was the grant date fair value.

Warrants Issued

During the year ended December 31, 2021, the Company issued 1,007,500 warrants, to purchase common stock as part of the convertible promissory notes discussed above in Note 5.

MYCOTOPIA THERAPIES, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the period ended December 31, 2021

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2021	-	-
Granted	1,007,500	1.50	3.00
Exercised	-	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at December 31, 2021	1,007,500	$1.50	2.87

The intrinsic value of warrants outstanding as of December 31, 2021 was approximately $50,500.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan (“Kaplan”) whereby Kaplan was appointed as CEO of the Company. We hired Kaplan for an initial term of thirty-six (36) months subject to certain termination provisions, whereby the Agreement will automatically renew for an additional twelve (12) month period. We shall pay Kaplan in the following manner: (i) A consulting fee of $24,000 per month for services performed for a total compensation of $288,000 payable for each twelve (12) month period, (ii) Bonus compensation milestones by offering Kaplan a Warrant to purchase that number of shares of common stock of the Company equal to 5% of the issued and outstanding common shares, on a fully diluted basis, (iii) A significant transaction stock grant whereby Kaplan shall be granted that number of shares of common stock or a new series of preferred shares of the Company, that is convertible into common stock of the Company equal to 5% of the value of all of the consideration, including any stock, cash, or debt, of such completed transaction. As of December 31, 2021 and 2020, the Company accrued $50,000 and $0, respectively, related to the Agreement.

NOTE 8 – INCOME TAXES

The provision for federal and state income taxes is associated with and included in net income from discontinued operations and consists of the following components:

	2021		2020
Current Income taxes	$		$
Federal		-		-
State		-		-
Total current income tax expenses		$-		$-

Deferred income taxes
Federal		$-		$-
State		-		-
Total current income tax expenses		$-		$-

Total income tax expense		$-		$-

MYCOTOPIA THERAPIES, INC.

Notes to Consolidated Financial Statements

December 31, 2021 and 2020

The reconciliation between income taxes at the U.S. federal and state statutory rates of approximately 25.5% and the amount recorded in the accompanying consolidated financial statements is as follows:

	2021	2020
Tax expense at U.S. federal statutory rate	$(592,353)	$(2,993)
Tax expense at state statutory rate	(19,404)	(619)
Stock Based Compensation	497,333	-
Amortization of Debt Discount	25,961	-
Change in valuation allowance	113,187	3,612
Other	(24,723)	-
Total	$-	$-

We comply with GAAP, which requires the determination of deferred income taxes using an asset and liability approach, whereby deferred tax liabilities and assets are recognized for expected future tax consequences of temporary differences between carrying amounts and tax basis of asset and liabilities. Deferred balances are adjusted to reflect enacted changes in income tax rates. Due to the likelihood that the deferred assets will not be realized, a full valuation allowance has been recorded. Deferred tax assets are as follows:

	2021	2020
Federal net operating loss carryforward	$96,776	$2,993
State net operating loss carryforward	20,023	619
Deferred tax assets	$116,799	$3,612
Valuation allowance	(116,799)	(3,612)
Total net deferred tax assets	$-	$-

The Company has net operating losses amounting to $464,636 for federal and Florida which can be carried forward indefinitely but are limited to 80% usage.

NOTE 9 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events occurring after December 31, 2021, the date of our most recent consolidated balance sheet, through the date our financial statements were issued.

Subsequent to year end, the Company issued 59,642 shares of common stock valued at $86,250 as stock based compensation for consulting services rendered.

The Company issued 32,900 shares of common stock for $100,000 in proceeds to shareholders as part under a Regulation A offering of Section 3(6) of the Securities Act of 1933.

The Company issued 262,500 shares of common stock valued at $260,000 as stock based compensation for consulting services rendered.

(b) The following exhibits are filed as part of this report:

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

MYCOTOPIA THERAPIES, INC.

Date: April 14, 2022	By:	/s/ Benjamin Kaplan
Benjamin Kaplan,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)