Form 10-Q
period 2022-03-31
Mycotopia Therapies, Inc.
filed 2022-05-23
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 23, 2022, we had 14,332,374 shares of common stock outstanding.

Mycotopia Therapies, Inc.

Form 10-Q for the Quarter Ended March 31, 2022

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2022	2021
CURRENT ASSETS:
Cash	$1,482,475	$1,267,519
TOTAL CURRENT ASSETS	1,482,475	1,267,519

NON-CURRENT ASSETS
Property and equipment, net	2,249	2,497
TOTAL ASSETS	$1,484,724	$1,270,016

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$47,006	$171,031
Accrued interest - shareholder loan	8,036	10,339
Shareholder loan	125,000	125,000
TOTAL CURRENT LIABILITES	180,042	306,370

Convertible Note Payable, net of debt discount	278,557	123,625
Shareholder loan payable, non-current	500,000	500,000
TOTAL LIABILITIES	958,599	929,995

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, and 8,000 and 0, as of March 31, 2022 and December 31, 2021; liquidation preference of $80,000 and $0, respectively	8	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,332,374 and 13,967,332, shares issued and outstanding, respectively.	14,321	13,966
Additional paid-in capital	4,450,034	3,175,959
Accumulated deficit	(3,938,238)	(2,849,904)
		-
TOTAL STOCKHOLDERS' EQUITY	526,125	340,021

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$1,484,724	$1,270,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021

OPERATING EXPENSE
General and administrative	$905,731	$7,702
TOTAL OPERATING EXPENSES	905,731	7,702

NET LOSS FROM OPERATIONS	(905,731)	(7,702)

OTHER (EXPENSE) INCOME
Interest expense	(179,906)	-
Interest expense - related party	(2,697)	(538)
TOTAL OTHER (EXPENSE) INCOME	(182,603)	(538)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,088,334)	(8,240)
Provision for income taxes	-	-

NET LOSS	$(1,088,334)	$(8,240)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.08)	$(0.00)

AVERAGE NUMBER OF COMMON SHARE OUTSTANDING – BASIC AND DILUTED	14,249,005	12,925,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Unaudited)

	Common Stock		Preferred Shares		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2020	12,925,420	$12,925	-	-	-	$(29,174)	$(16,249)
Net loss for the three months ended, March 31, 2021	-	-	-	-	-	(8,240)	$(8,240)
Balance as of March 31, 2021	$12,925,420	$12,925	-	$-	$-	$(37,414)	$(24,489)

Balance as of December 31, 2021	13,967,332	$13,966			$3,175,959	(2,849,904)	$340,021
Stock based compensation	322,122	322			874,116	-	874,438
Sale of preferred shares in private placements			15,000	15	149,985.00	-	150,000
Conversion of preferred to common	32,920	33	(7,000)	(7)	(26)		-
Debt discount on convertible debt and warrants					250,000	-	250,000
Net loss for the three months ended, March 31, 2022	-	-	-	-	-	(1,088,334)	(1,088,334)
Balance as of March 31, 2022	$14,322,374	$14,321	$8,000	$8	$4,450,034	$(3,938,238)	$526,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,088,334)	$(8,240)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation expense	248	-
Amortization of debt discount	154,932	-
Stock based compensation	874,438	-
Changes in Operating Assets and Liabilities:
Increase (Decrease) in accounts payable and accrued expenses	(124,025)	538
Accrued interest - shareholder loan	2,697	-
NET CASH USED IN OPERATING ACTIVITES	(180,044)	(7,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of shareholder loan	(5,000)	-
Proceeds from the issuance of preferred stock	150,000	-
Proceeds from the issuance of convertible debt	250,000	-
NET CASH PROVIDED BY FINANCING ACTIVITES	395,000	-

NET CHANGE IN CASH	214,956	(7,702)

CASH AT BEGINNING OF PERIOD	1,267,519	110,747

CASH AT END OF PERIOD	$1,482,475	$103,045

Supplemental Disclosure of Non-Cash Financing Activities:

Cash paid during the period:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Conversion of preferred to common stock	$70,000	$-
Debt discount on convertible note payable	$250,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

Mycoptopia Therapies Inc, (formerly 2020 Global)(“the Company” or “Mycotopia”) headquarter in Florida, incorporated in the state of Nevada in January of 2020, and is a 100% wholly owned corporation of Ehave Inc, a public traded company. Mycotopia Therapies, Inc. promotes the study of psychedelics for the treatment of mental health issues and supports the creation of both natural and synthetic molecules for the development of appropriate treatments. Through its investment in Psychedelitech, it sponsors conferences regarding the legal psychedelics industry. Mycotopia also intends to deploy technology from its parent company, Ehave, Inc., in the collection of research and clinical data to further the study of the effects of psychedelics in the treatment of mental health issues.

On January 19, 2021, Mycotopia Therapies, Inc. acquired 75.77% of the Company’s outstanding stock and there was a change in control of the board of directors, the transaction was accounted for as a reverse merger in which Mycotopia Therapies, Inc. was deemed to be the accounting acquirer and the Company the legal acquirer. As a result of the transaction the historical consolidated financial statements of the Company are presented to reflect the acquisition retroactively in the balance sheet and statement of stockholders’ equity.

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

For the three months ended March 31, 2022, the Company incurred a net loss of $1,088,334, had negative cash flows from operations of $180,044 and may incur additional future losses. At December 31, 2021, the Company had total current assets of $1,482,475 and total current liabilities of $180,042 resulting in working capital of $1,304,183.

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

The Effects of COVID-19

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation on the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $248 and $0 for the three months ended March 31, 2022 and 2021, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses in 2022 and 2021.

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

There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2022 and 2021.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022 and March 31, 2021, the Company had a full valuation allowance against its deferred tax assets.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number of warrants, options, and convertible debt, which were not included in the computation of earnings per share because the effect was antidilutive, was 2,655,000 and 0 for the three months ended March 31, 2022 and 2021, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTION

During February and April 2020, the Company entered into three term promissory notes with Ehave, Inc. (a majority shareholder) in the amounts of $25,000, $100,000, and $500,000, respectively. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year and are currently past the maturity date and in default.  As of March 31, 2022 and December 31, 2021, the Company owes $625,000 and $625,000, respectively in principle related to these promissory notes. During the three months ended March 31 2022 and 2021, the Company recorded interest expense of 2,697 and $538, respectively, in relation to these notes., and paid $5,000 and $0, respectively, towards the outstanding accrued interest balance. As of March 31, 2022 and December 31, 2021 the Company’s outstanding accrued interest balance related to these promissory notes was outstanding $8,036 and $10,339 respectively.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

During the three months ended March 31, 2022 and 2021, the Company issued convertible promissory notes in the principal amount of $325,000 and $0, respectively. In addition, the debt discount related to this note was $250,000. As of March 31, 2022 and December 31, 2021 the Company issued to various lenders as convertible promissory notes aggregate amount of $1,332,500 and $1,007,500, respectively. In aggregate, as of March 31, 2022 the principal amount includes $171,000 of original issue discount, $18,000 in cash financing fees, $49,750 in non-cash financing fees (see note 6) and 1,332,500 warrants with an exercise price of $1.50 per share. All notes are due to mature 24 months from their respective effective date and mature beginning on August 27, 2023 through January 21, 2024 Additionally, the notes effective interest rate of the notes is 8% and are convertible into share of common stock at $1.00 per share.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of March 31, 2022 and December 31, 2021:

		March 31, 2022			December 31, 2021
	Maturity	Total			Total
	Date	Outstanding***	Principal	Interest	Outstanding***	Principal	Interest
Lender A	8/27/2023	$524,020	$500,000	$24,020	$513,883	$500,000	$13,883
Lender B	9/27/2023	57,378.88	55,000.00	2,378.88	56,268.91	55,000	1,269
Lender C	10/27/2023	227,536	220,000	7,536	223,134	220,000	3,134
Lender D	11/9/2023	28,362	27,500	862	27,813	27,500	313
Lender E	10/21/2023	56,958	55,000	1,958	55,856	55,000	856
Lender F	12/27/2023	153,093	150,000	3,093	150,132	150,000	132
Lender G	1/21/2024	329,915	325,000	4,915	-	-	-
		$1,377,263	$1,332,500	$44,763	$1,027,087	$1,007,500	$19,587

*** - Total Outstanding = Principal + Interest as of March 31, 2022 and December 31, 2021

During the three months ended March 31, 2022 and 2021, the Company recorded an aggregate debt discount of $325,000 and $0, respectively, under the terms of convertible promissory note agreement. The total $325,000 debt discount was allocated between the original issue discount related to cash financing fees of $75,000, as well as, $250,000 recorded in connection with the beneficial conversion feature and warrants. Additionally, the Company recorded the $250,000 as a debt discount with an offset to additional paid-in capital in relation to the beneficial conversion feature and warrants (see note 6). The beneficial conversion feature was valued at $68,347 and the warrants were valued at $181,653, in the aggregate.

During the three months ended March 31, 2022 and 2021, the Company recorded amortization expense in the amount of $154,932 and $0, respectively, as amortization of debt discount of which $127,839 was recorded as amortization expense in relation to the warrants and conversion feature, $18,925 was recorded as interest expense in relation to the original issue discount and, $8,168 financing fees in the consolidated statements of operations and comprehensive income. As of March 31, 2022, the Company had an unamortized debt discount balance of $1,053,944 with a weighted amortization period of 1.74 years.

NOTE 6 – STOCKHOLDERS’ EQUITY

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Mezzanine Equity

The Preferred Shares are recorded as mezzanine equity in accordance with ASC 480 at its initial net carrying value in the amount of $80,000. The Series A Shares are recorded as mezzanine equity in accordance with ASC 480 because the Company may be obligated to issue a variable number of shares at a fixed price known at inception and there is no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would be presumed and the Series A Shares are classified as mezzanine equity in accordance with ASC 480-10-S99. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series A Shares, all outstanding Series A Shares shall automatically convert into common stock.

During the three months ended, the Company sold 5,000 shares of preferred stock to three shareholders for $150,000 in proceeds as part under a Regulation A offering of Section 3(6) of the Securities Act of 1933.  The shares are allowed to convert into Common stock by option of the holder at any time based on the fair market value of the common stock at the date of the conversion. As of March 31, 2022, 7,000 preferred shares with a fair value of $70,000 was converted in various installments, an aggregate 32,920 shares of common stock.

STOCK BASED COMPENSATION

On January 21, 2022, the Company issued 250,000 shares of common stock to a related party and majority shareholder, Benjamin Kaplan, as part of his compensation for services rendered in accordance with his Agreement (note 7) for services rendered as CEO. The Company expensed $750,000 in relation to this issuance.

On January 24, 2022, the Company issued 12,500 shares of common stock to a consultant for services rendered. The Company expensed $38,188 in relation to this issuance.

On March 17, 2022, the Company issued 59,622 shares of common stock valued at $86,250 as stock-based compensation for consulting services rendered.

Warrants Issued

During the three months ended March 31, 2022 and 2021, the Company issued 325,000 warrants to purchase common stock as part of the convertible promissory notes discussed above in Note 5. The following table reflects a summary of Common Stock warrants outstanding and warrant activity for the three months ended March 31, 2022:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2022	1,007,500	$1.50	2.87
Granted	325,000	1.50	3.00
Exercised	-	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at March 31, 2022	1,332,500	$1.50	2.78

As of March 31, 2022, the outstanding and exercisable warrants have an intrinsic value of $1,865,000. The aggregate intrinsic value was calculated as the difference between the closing market price as of March 31, 2022, which was $2.90, and the exercise price of the outstanding stock options.

The warrants granted during the period ending March 31, 2022 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the Three Months Ended,
	March 31, 2022	March 31, 2021
Expected term, in years	2	-
Exercise price	1.5	-
Expected volatility	100%	-
Stock price	3.0	-
Risk-free interest rate	1.01%	-
Dividend yield	0%	-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan (“Kaplan”) whereby Kaplan was appointed as CEO of the Company. We hired Kaplan for an initial term of thirty-six (36) months subject to certain termination provisions, whereby the Agreement will automatically renew for an additional twelve (12) month period. We shall pay Kaplan in the following manner: (i) A consulting fee of $24,000 per month for services performed for a total compensation of $288,000 payable for each twelve (12) month period, (ii) Bonus compensation milestones by offering Kaplan a Warrant to purchase that number of shares of common stock of the Company equal to 5% of the issued and outstanding common shares, on a fully diluted basis, (iii) A significant transaction stock grant whereby Kaplan shall be granted that number of shares of common stock or a new series of preferred shares of the Company, that is convertible into common stock of the Company equal to 5% of the value of all of the consideration, including any stock, cash, or debt, of such completed transaction. As of March 31, 2022 and December 31, 2021, the Company accrued $0 and $50,000, respectively, related to the Agreement.

NOTE 8 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after March 31, 2022, the date of our most recent balance sheet, through the date our financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANLAYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Mycotopia Therapies, Inc. (“Mycotopia Therapy”) focuses on the psychedelic space. We provide psychedelic therapies through technology-focused, data-driven, and medical-based solutions for people dealing with anxiety, depression, bipolar disorders, PTSD, ADHD, autism, and addictions. With a primary focus of helping patients heal and reclaim their life, Mycotopia Therapy endeavors to guide individuals through their journey of healing. This is accomplished by acquiring an understanding of the causes and works to mental wellness through psychedelic enhanced psychotherapy, integrated with a professional team of mental wellness practitioners and cutting-edge technology. Psychedelic therapy is a holistic and spiritual approach providing healing and has shown successful treatment for many years.

Recent Developments

On January 19, 2021, Ehave, Inc, a publicly traded company, sold 100% of its wholly-owned subsidiary Mycotopia Therapy to the Company (previously known as 20/20 Global Inc.) On May 4, 2021 20/20 Global, Inc. changes its name to Mycotopia Therapies, Inc. and changes its symbol to TPIA which trades on the OTC Pink sheets. As a result of the transaction closing, Ehave controls approximately 75.77% of our outstanding shares

Critical Accounting Policies and Estimates

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

General and administrative

General administrative expenses consist primarily of costs associated with our overall operations and being a public company. The costs include legal and professional services, corporate and compliance related fees.

General and administrative expense for the three months ended March 31, 2022 totaled $905,731, an increase of $898,089 compared to $7,702 for the three months ended March 31, 2021. The increase was primarily due to stock-based compensation, advertising and marketing expenses, and legal and professional services in relation to being a public traded company.

Other expense

Other expense for the three months ended March 31, 2022 totaled $182,603, an increase of $177,563 compared to $538 for the three months ended March 31, 2021. The increase was due to the interest expense and amortization expense on the debt discount from our loans.

Liquidity and Capital Resources

To date, we have generated no revenues, experienced negative operating cash flows and have incurred operating losses from our activities. We expect to continue to fund our operations through the issuance of debt or equity. As of March 31, 2022, our accumulated deficit was $3,938,238. Such conditions raise substantial doubts about our ability to continue as a going concern.

During the three months ended, March 31, 2022, the Company raised $150,000 from the sale of the Company’s preferred stock. Additionally, the Company raised an additional $250,000 from the proceeds from convertible debt. This is addition to previous capital raises that occurred during the year ended December 31, 2021, in which, the Company raised $895,000 in cash proceeds from the issuance of convertible debt, as well as, $500,000 in cash proceeds from a related party loan.

As of March 31, 2022, we had total current assets of $1,482,475 and total current liabilities of $180,042 resulting in a working capital deficit of $1,304,682. Net cash used in operating activities for the three months ended March 31, 2022 was $180,044, which includes a net loss from continuing operations of $1,088,334, offset by changes in net working capital items related to the increase in stock based compensation of $874,438, the increase in the amortization of debt discount of $154,932, the increase in depreciation expense of $248, the decrease in accounts payable and accrued expenses of $124,025, and the decrease in accrued interest on our shareholder loans due to the $5,000 payment on accrued interest.

As of March 31, 2022, we had cash of $1,482,475. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development and commercial efforts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022.

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

Mycotopia Therapies, Inc.

Date: May 23, 2022	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer