Form 10-Q
period 2022-06-30
Mycotopia Therapies, Inc.
filed 2022-08-11
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐Yes ☒No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 5, 2022, we had 14,554,095 shares of common stock outstanding.

Mycotopia Therapies, Inc.

Form 10-Q for the Quarter Ended June 30, 2022

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2022	2021
CURRENT ASSETS:
Cash	$783,377	$1,267,519
TOTAL CURRENT ASSETS	783,377	1,267,519

NON-CURRENT ASSETS
Property and equipment, net	1,999	2,497
TOTAL ASSETS	$785,376	$1,270,016

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$84,868	$171,031
Accrued interest - shareholder loan payable	10,763	10,339
Shareholder loan payable	-	125,000
TOTAL CURRENT LIABILITES	95,631	306,370

Convertible note payable, net of debt discount	416,900	123,625
Shareholder loan payable, non-current	-	500,000
TOTAL LIABILITIES	512,531	929,995

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, and 5,000 and 0, as of June 30, 2022 and December 31, 2021; liquidation preference of $50,000 and $0, respectively	50,000	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,440,660 and 13,967,332, shares issued and outstanding, respectively.	14,441	13,966
Additional paid-in capital	4,483,567	3,175,959
Accumulated deficit	(4,275,163)	(2,849,904)
		-
TOTAL STOCKHOLDERS' EQUITY	272,845	340,021

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY	$785,376	$1,270,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating Expense
General and administrative	$86,596	$104,896	$992,327	$112,598
Total Operating Expense	86,596	104,896	992,327	112,598

Loss from Operations	(86,596)	(104,896)	(992,327)	(112,598)

Other income (expense)
Interest expense	(247,602)	-	(427,508)	-
Interest expense - related party	(2,727)	(2,513)	(5,424)	(3,051)
	(250,329)	(2,513)	(432,932)	(3,051)

Net loss before provision for income taxes	(336,925)	(107,409)	(1,425,259)	(115,649)
Provision for income taxes	-	-	-	-

Net loss	$(336,925)	$(107,409)	$(1,425,259)	$(115,649)

Loss per share – basic and diluted	$(0.02)	$(0.01)	$(0.10)	$(0.01)

Average number of common shares outstanding - basic and diluted	14,351,954	12,925,420	14,268,731	12,925,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Unaudited)

	Preferred Shares		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31 , 2021	-	$-	13,967,332	$13,966	$3,175,959	(2,849,904)	$340,021
Stock based compensation	-	-	322,122	322	874,116	-	874,438
Sale of preferred shares in private placements	15,000	150,000	-	-	-	-	150,000
Conversion of preferred shares to common shares	(7,000)	(70,000)	32,920	33	69,967	-	-
Debt discount on convertible debt and warrants	-	-	-	-	250,000	-	250,000
Net loss for the three months ended, March 31, 2022	-	-	-	-	-	(1,088,334)	(1,088,334)
Balance as of March 31, 2022	8,000	80,000	14,322,374	14,321	4,370,042	(3,938,238)	526,125
Conversion of preferred shares to common shares	(3,000)	(30,000)	22,914	23	29,977	-	-
Conversion of convertible debt into shares of common stock	-	-	83,645	84	83,561	-	83,645
Common stock issued on cashless exercise of warrant			11,727	12	(12)	-	-
Net loss for the three months ended, June 30, 2022	-	-	-	-	-	(336,925)	(336,925)
Balance as of June 30, 2022	5,000	$50,000	14,440,660	$14,440	$4,483,568	$(4,275,163)	$272,845

	Preferred Shares		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31, 2020			12,925,420	$12,925	-	$(29,174)	$(16,249)
Net loss for the quarter ended, March 31, 2021	-	-	-	-	-	(8,240)	(8,240)
Balance as of March 31, 2021	-	$-	12,925,420	$12,925	$-	$(37,414)	$(24,489)
Net loss for the quarter ended, June 30, 2021	-	-	-	-	-	(107,409)	(107,409)
Balance as of June 30, 2021	-	$-	12,925,420	$12,925	$-	$(144,823)	$(131,898)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended, June 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,425,259)	$(115,649)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation expense	498	-
Amortization of debt discount	375,774	-
Stock based compensation	874,438	-
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued expenses	(85,017)	15,786
Accrued interest - shareholder loan payable	424	3,050
NET CASH USED IN OPERATING ACTIVITES	(259,142)	(96,813)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan payable	-	500,000
Repayment of shareholder loan payable	(625,000)	-
Proceeds from the issuance of preferred stock	150,000	-
Proceeds from the issuance of convertible note payable	250,000	-
NET CASH PROVIDED BY FINANCING ACTIVITES	(225,000)	500,000

NET CHANGE IN CASH	(484,142)	(403,187)

CASH AT BEGINNING OF PERIOD	1,267,519	110,747

CASH AT END OF PERIOD	$783,377	$513,934

Supplemental Disclosure of Non-Cash Activities:

Cash paid during the period:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Conversion of preferred to common stock	$100,000	$-
Debt discount on convertible note payable	$250,000	$-
Conversion of convertible debt in common stock	$83,645	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

Mycotopia Therapies Inc, (formerly 2020 Global)(“the Company” or “Mycotopia”) headquartered in Florida, incorporated in the state of Nevada in January of 2020, and is a 100% wholly owned corporation of Ehave Inc, a public traded company. Mycotopia Therapies, Inc. promotes the study of psychedelics for the treatment of mental health issues and supports the creation of both natural and synthetic molecules for the development of appropriate treatments. The Company also intends to deploy technology from its parent company, Ehave, Inc., in the collection of research and clinical data to further the study of the effects of psychedelics in the treatment of mental health issues.

On January 19, 2021, Mycotopia Therapies, Inc. acquired 75.77% of the Company’s outstanding stock and there was a change in control of the board of directors. The transaction was accounted for as a reverse merger in which Mycotopia Therapies, Inc. was deemed to be the accounting acquirer and the Company the legal acquirer. As a result of the transaction the historical consolidated financial statements of the Company are presented to reflect the acquisition retroactively in the balance sheet and statement of stockholders’ equity.

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

For the six months ended June 30, 2022, the Company incurred a net loss of $1,425,259 and had negative cash flows from operations of $259,142. At June 30, 2022, the Company had total current assets of $783,377 and total current liabilities of $95,631, resulting in working capital of $687,746.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of the Company and its wholly owned subsidiary, Mycotopia Therapies Inc., a Florida corporation. All inter-company accounts and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board.

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Mycotopia Therapies Inc. (“MYC”). All inter-company accounts and transactions have been eliminated in consolidation.

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

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation on the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $498 and $0 for the six months ended June 30, 2022 and 2021, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses in 2022 and 2021.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, “Fair Value Measurements and Disclosures.”, which establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

There were no changes in the fair value hierarchy leveling during the six months ended June 30, 2022 and 2021.

Stock Based Compensation

We follow ASC 718, “Compensation–Stock Compensation,” which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2022 and June 30, 2021, the Company had a full valuation allowance against its deferred tax assets.

We adopted ASC 740-10-25, “Income Taxes—Recognition,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number contingently issuable shares related to warrants, options, and convertible debt, which were not included in the computation of earnings per share because the effect was antidilutive, was 2,610,000 and 0 for the six months ended June 30, 2022 and 2021, respectively.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed below.

In August 2020, the FASB issued Accounting Standards Update 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40).” ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU’s amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company is currently evaluating the impact ASU 2020-06 will have on its financial statements.

NOTE 4 – RELATED PARTY TRANSACTION

During February and April 2020, the Company entered into three term promissory notes with Ehave, Inc. (a majority shareholder) in the amounts of $25,000, $100,000, and $500,000, respectively. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year and are currently past the maturity date and in default.  During May and June, the Company in two installments in the amounts of $400,000 and $225,000, repaid all the outstanding principal due on the three promissory notes. As of June 30, 2022 and December 31, 2021, the Company owes $0 and $625,000, respectively in principle related to these promissory notes. During the six months ended June 30, 2022 and June 30, 2021, the Company recorded interest expense of $5,424 and $3,051, respectively, in relation to these notes, and paid $5,000 and $0, respectively, towards the outstanding accrued interest balance. As of June 30, 2022 and December 31, 2021 the Company’s outstanding accrued interest balance related to these promissory notes was $10,763 and $10,339 respectively.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

During the six months ended June 30, 2022 and 2021, the Company issued convertible promissory notes in the principal amount of $325,000 and $0, respectively. In addition, the debt discount related to this note was $250,000. In accordance with the terms of the agreement, During the six months ended June 30, 2022, the Company received notice to convert two loans for an aggregate of $82,500 in principal and $1,145 in interest, into 83,645 shares of common stock (see Note 6).  As a result, the company As of June 30, 2022 and December 31, 2021 the Company had outstanding to various lenders as convertible promissory notes an aggregate amount of $1,250,000 and $1,007,500, respectively. In aggregate, as of June 30, 2022 the principal amount includes $163,500 of original issue discount, $18,000 in cash financing fees, $49,750 in non-cash financing fees (see note 6) and 1,305,000 warrants with an exercise price of $1.50 per share. All notes are due to mature 24 months from their respective effective date and mature beginning on August 27, 2023 through January 21, 2024 Additionally, the notes effective interest rate of the notes is 8% and are convertible into share of common stock at $1.00 per share.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of June 30, 2022 and December 31, 2021:

		June 30, 2022			December 31, 2021
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2023	$ 534,472	$ 500,000	$ 34,472	$ 513,883	$ 500,000	$ 13,883
Lender B	9/27/2023	58,523.31	55,000	3,523	56,268.91	55,000	1,269
Lender C	10/27/2023	232,074	220,000	12,074	223,134	220,000	3,134
Lender D	11/9/2023	-	-	-	27,813	27,500	313
Lender E	10/21/2023	-	-	-	55,856	55,000	856
Lender F	12/27/2023	156,146	150,000	6,146	150,132	150,000	132
Lender G	1/21/2024	336,397	325,000	11,397	-	-	-
		$ 1,317,613	$ 1,250,000	$ 67,613	$ 1,027,087	$ 1,007,500	$ 19,587

		*** - Total Outstanding = Principal + Interest as of June 30, 2022 and December 31, 2021

During the six months ended June 30, 2022 and 2021, the Company recorded an aggregate debt discount of $325,000 and $0, respectively, under the terms of convertible promissory note agreement. The total $325,000 debt discount was allocated between the original issue discount related to cash financing fees of $75,000, as well as $250,000 recorded as an offset to additional paid-in capital in connection with the beneficial conversion feature and warrants (see Note 6). The beneficial conversion feature was valued at $68,347 and the warrants were valued at $181,653, in the aggregate.

During the six months ended June 30, 2022 and 2021, the Company recorded amortization expense in the amount of $375,774 and $0, respectively, as amortization of debt discount of which $314,131 was recorded as amortization expense in relation to the warrants and conversion feature, $45,217 was recorded as interest expense in relation to the original issue discount and, $16,426 financing fees in the consolidated statements of operations. As of June 30, 2022, the Company had an unamortized debt discount balance of $883,101 with a weighted amortization period of 1.47 years.

NOTE 6 – STOCKHOLDERS’ EQUITY

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Mezzanine Equity

The Preferred Shares are recorded as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity,” at its initial net carrying value in the amount of $50,000. The Series A Shares are recorded as mezzanine equity in accordance with ASC 480 because the Company may be obligated to issue a variable number of shares at a fixed price known at inception and there is no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would be presumed and the Series A Shares are classified as mezzanine equity in accordance with ASC 480-10-S99. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series A Shares, all outstanding Series A Shares shall automatically convert into common stock.

During the six months ended June 30, 2022, the Company sold 15,000 shares of preferred stock to three shareholders for $150,000 in proceeds as part under a Regulation A offering of Section 3(6) of the Securities Act of 1933.  The shares are allowed to convert into common stock by option of the holder at any time based on the fair market value of the common stock at the date of the conversion. As of June 30, 2022, 10,000 preferred shares with a fair value of $100,000 were converted in various installments, into an aggregate 55,834 shares of common stock.

Conversion of Convertible Debt and Warrants to Equity

During the six months ended June 30, 2022, the Company issued 83,645 shares of common stock, in the aggregate, upon the conversion of convertible promissory notes and accrued interest in the amount of $83,645 (see Note 5).

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

Warrants Issued

During the six months ended June 30, 2022, the Company issued 325,000 warrants to purchase common stock as part of the convertible promissory notes discussed above in Note 5.

During the six months ended June 30, 2022, the Company issued 11,727 shares of common stock upon the cashless exercise of 16,667 warrants.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity for the six months ended June 30, 2022:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2022	996,667	$1.50	2.87
Granted	325,000	1.50	3.00
Exercised	(16,667)	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at June 30, 2022	1,305,000	$1.50	2.96

As of June 30, 2022, the outstanding and exercisable warrants have an intrinsic value of $0. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2022, which was $.60, and the exercise price of the outstanding stock options.

The warrants granted during the period ending June 30, 2022 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the Six Months Ended,
	June 30, 2022	June 30, 2021
Expected term, in years	2	-
Exercise price	1.5	-
Expected volatility	100%	-
Stock price	3.0	-
Risk-free interest rate	1.01%	-
Dividend yield	0%	-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan (“Kaplan”) whereby Kaplan was appointed as CEO of the Company. We hired Kaplan for an initial term of thirty-six (36) months subject to certain termination provisions, whereby the Agreement will automatically renew for an additional twelve (12) month period. We shall pay Kaplan in the following manner: (i) A consulting fee of $24,000 per month for services performed for a total compensation of $288,000 payable for each twelve (12) month period, (ii) Bonus compensation milestones by offering Kaplan a Warrant to purchase that number of shares of common stock of the Company equal to 5% of the issued and outstanding common shares, on a fully diluted basis, (iii) A significant transaction stock grant whereby Kaplan shall be granted that number of shares of common stock or a new series of preferred shares of the Company, that is convertible into common stock of the Company equal to 5% of the value of all of the consideration, including any stock, cash, or debt, of such completed transaction. As of June 30, 2022 and December 31, 2021, the Company accrued $25,000 and $50,000, respectively, related to the Agreement.

NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events occurring after June 30, 2022, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the six months ended June 30, 2022, the Company converted $113,435 in outstanding principal and equity into 113,435 shares of common stock.

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

Overview

Mycotopia Therapies, Inc. (“Mycotopia Therapy”) provides psychedelic therapies through technology-focused, data-driven, and medical-based solutions for people dealing with anxiety, depression, bipolar disorders, PTSD, ADHD, autism, and addictions. With a primary focus of helping patients heal and reclaim their life, Mycotopia Therapy endeavors to guide individuals through their journey of healing. This is accomplished by acquiring an understanding of the causes and works to mental wellness through psychedelic enhanced psychotherapy, integrated with a professional team of mental wellness practitioners and cutting-edge technology. Psychedelic therapy is a holistic and spiritual approach providing healing and has shown successful treatment for many years.

Recent Developments

On January 19, 2021,  Ehave, Inc, a publicly traded company, sold 100% of its wholly-owned subsidiary Mycotopia Therapy to the Company (previously known as 20/20 Global Inc.) On May 4, 2021 20/20 Global, Inc. changes its name to Mycotopia Therapies, Inc. and changed its symbol to TPIA which trades on the OTC Pink Sheets. As a result of the transaction closing, Ehave controls approximately 75.77% of our outstanding shares.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

General and administrative

General administrative expenses consist primarily of costs associated without overall operations and being a public company. The costs include legal and professional services, corporate and compliance related fees.

General and administrative expense for the three months ended June 30, 2022 totaled $86,596, a decrease of $18,300 compared to $104,896 for the three months ended June 30, 2021. The decrease was primarily due to legal and professional services in relation to being a public traded company.

Other expense

Other expense for the three months ended June 30, 2022 totaled $250,329, an increase of $247,816 compared to $2,513 for the three months ended June 30, 2021. The increase was due to interest expense on our convertible promissory notes and related debt discount amortization.

Comparison of the Six months ended June 30, 2022 and 2021

General and administrative

General administrative expenses consist primarily of costs associated with our overall operations and being a public company. The costs include legal and professional services, corporate and compliance related fees.

General and administrative expense for the six months ended June 30, 2022 totaled $992,327, an increase of $879,729 compared to $112,598 for the six months ended June 30, 2021. The increase was primarily due to stock-based compensation, advertising and marketing expenses, and legal and professional services in relation to being a public traded company.

Other expense

Other expense for the six months ended June 30, 2022 totaled $432,932, an increase of $429,881 compared to $3,051 for the six months ended June 30, 2021. The increase was due to the interest expense and amortization expense on the debt discount from our loans.

Liquidity and Capital Resources

To date, we have generated no revenues, experienced negative operating cash flows and have incurred operating losses from our activities. We expect to continue to fund our operations through the issuance of debt or equity. As of June 30, 2022, our accumulated deficit was $4,275,163. Such conditions raise substantial doubts about our ability to continue as a going concern.

During the six months ended, June 30, 2022, we raised $150,000 from the sale of our preferred stock. Additionally, the Company raised an additional $250,000 from the proceeds from convertible debt. This is in addition to previous capital raises that occurred during the year ended December 31, 2021, in which, the Company raised $895,000 in cash proceeds from the issuance of convertible debt, as well as, $500,000 in cash proceeds from a related party loan.

As of June 30, 2022, we had total current assets of $783,377 and total current liabilities of $95,631 resulting in a working capital deficit of $687,746. Net cash used in operating activities for the six months ended June 30, 2022 was $259,142, which includes a net loss from operations of $1,425,259, offset by stock based compensation of $874,438, amortization of debt discount of $375,774, and depreciation expense of $498, as week as the decrease in accounts payable and accrued expenses of $85,017, and the nominal increase in accrued interest on our shareholder loans of $424 due to the $5,000 payment on accrued interest.

As of June 30, 2022, we had cash of $783,377. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development and commercial efforts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2022.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

EXHIBIT NUMBER	DESCRIPTION
31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a).
32.1	Principal Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mycotopia Therapies, Inc.

Date: August 10, 2022	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer