Form 10-Q
period 2022-09-30
Mycotopia Therapies, Inc.
filed 2022-11-14
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 14, 2022, we had 14,716,095 shares of common stock outstanding.

Mycotopia Therapies, Inc.

Form 10-Q for the Quarter Ended September 30, 2022

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
CURRENT ASSETS:
Cash	$438,425	$1,267,519
TOTAL CURRENT ASSETS	438,425	1,267,519

NON-CURRENT ASSETS
Property and equipment, net	1,748	2,497
TOTAL ASSETS	$440,173	$1,270,016

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$100,988	$171,031
Accrued interest - shareholder loan payable	-	10,339
Shareholder loan payable	-	125,000
Convertible note payable, net of debt discount and current portion	195,776	-
TOTAL CURRENT LIABILITES	296,764	306,370

Convertible note payable, net of debt discount and current portion	378,657	123,625
Shareholder loan payable, non-current	-	500,000
TOTAL LIABILITIES	675,421	929,995

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, and 5,000 and 0, as of September 30, 2022 and December 31, 2021; liquidation preference of $50,000 and $0, respectively	50,000	-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,554,095 and 13,967,332, shares issued and outstanding, respectively.	14,553	13,966
Additional paid-in capital	4,483,555	3,175,959
Accumulated deficit	(4,783,256)	(2,849,904)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(235,248)	340,021

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)	$440,173	$1,270,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating Expense
General and administrative	$322,442	$2,354,600	$1,314,769	$2,467,198
Total Operating Expense	322,442	2,354,600	1,314,769	2,467,198

Loss from Operations	(322,442)	(2,354,600)	(1,314,769)	(2,467,198)

Other income (expense)
Interest expense	(183,872)	-	(611,380)	-
Interest expense - related party	(1,779)	(31,604)	(7,203)	(34,655)
	(185,651)	(31,604)	(618,583)	(34,655)

Net loss before provision for income taxes	(508,093)	(2,386,204)	(1,933,352)	(2,501,853)
Provision for income taxes	-	-	-	-

Net loss	$(508,093)	$(2,386,204)	$(1,933,352)	$(2,501,853)

Loss per share – basic and diluted	$(0.04)	$(0.17)	$(0.20)	$(0.19)

Average number of common shares outstanding - basic and diluted	14,413,615	13,643,369	9,765,371	13,168,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Unaudited)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31 , 2021	-	$-	13,967,332	$13,966	$3,175,959	(2,849,904)	$340,021
Stock based compensation	-	-	322,122	322	874,116	-	874,438
Sale of preferred shares in private placements	15,000	150,000	-	-	-	-	150,000
Conversion of preferred shares to common shares	(7,000)	(70,000)	32,920	33	69,967	-	-
Debt discount on convertible debt and warrants	-	-	-	-	250,000	-	250,000
Net loss for the three months ended, March 31, 2022	-	-	-	-	-	(1,088,334)	(1,088,334)
Balance as of March 31, 2022	8,000	80,000	14,322,374	14,321	4,370,042	(3,938,238)	526,125
Conversion of preferred shares to common shares	(3,000)	(30,000)	22,914	23	29,977	-	-
Conversion of convertible debt into shares of common stock	-	-	83,645	84	83,561	-	83,645
Common stock issued on cashless exercise of warrant			11,727	12	(12)	-	-
Net loss for the three months ended, June 30, 2022	-	-	-	-	-	(336,925)	(336,925)
Balance as of June 30, 2022	5,000	$50,000	14,440,660	$14,440	$4,483,568	$(4,275,163)	$272,845
Common stock issued on cashless exercise of warrant	-	-	113,435	113	(113)	-	-
Net loss for the three months ended, September 30, 2022	-	-	-	-		(508,093)	(508,093)
Balance as of September 30, 2022	5,000	$50,000	14,554,095	$14,553	$4,483,455	$(4,783,256)	$(235,248)

	Preferred Shares		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020			12,925,420	$12,925	-	$(29,174)	$(16,249)
Net loss for the three months ended, March 31, 2021	-	-	-	-	-	(8,240)	(8,240)
Balance as of March 31, 2021	-	$-	12,925,420	$12,925	$-	$(37,414)	$(24,489)
Net loss for the three months ended, June 30, 2021	-	-	-	-	-	(107,409)	(107,409)
Balance as of June 30, 2021	-	$-	12,925,420	$12,925	$-	$(144,823)	$(131,898)
Stock based compensation	-	-	1,007,537	1,008	2,265,992	-	2,267,000
Debt discount on convertible note payable	-	-	-	-	485,000	-	485,000
Net loss for the three months ended, Sept 30, 2021	-	-	-	-	-	(2,386,204)	(2,386,204)
Balance as of September 30, 2021	-	$-	13,932,957	$13,933	$2,750,992	$(2,531,027)	$233,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended, September 30
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,933,352)	$(2,501,853)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation expense	749	249
Amortization of debt discount	533,308	24,966
Stock based compensation	874,438	2,267,000
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued expenses	(68,898)	58,474
Increase (decrease) in accrued interest – shareholder loan payable	(10,339)	5,807
NET CASH USED IN OPERATING ACTIVITES	(604,094)	(145,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,995)
Net cash used in investing activities	-	(2,995)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan payable	-	500,000
Repayment of shareholder loan payable	(625,000)	-
Proceeds from the issuance of preferred stock	150,000	-
Proceeds from the issuance of convertible note payable	250,000	485,000
NET CASH PROVIDED BY FINANCING ACTIVITES	(225,000)	985,000

NET CHANGE IN CASH	(829,094)	836,648

CASH AT BEGINNING OF PERIOD	1,267,519	110,747

CASH AT END OF PERIOD	$438,425	$947,395

Supplemental Disclosure of Non-Cash Activities:

Cash paid during the period:
Cash paid for interest	$15,000	$-
Cash paid for income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES:
Conversion of preferred to common stock	$100,000	$-
Debt discount on convertible note payable	$250,000	$485,000
Conversion of convertible debt in common stock	$83,645	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

On January 19, 2021, Mycotopia Therapies, Inc. acquired 75.77% of the Company’s outstanding stock and there was a change in control of the board of directors. The transaction was accounted for as a reverse merger in which Mycotopia Therapies, Inc. was deemed to be the accounting acquirer and the Company the legal acquirer. As a result of the transaction the historical consolidated financial statements of the Company are presented to reflect the acquisition retroactively in the balance sheet and statement of stockholders’ equity (deficit).

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

For the nine months ended September 30, 2022, the Company incurred a net loss of $1,933,352 and had negative cash flows from operations of $604,094. At September 30, 2022, the Company had total current assets of $438,425 and total current liabilities of $296,764, resulting in working capital of $141,661.

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

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation on the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $749 and $249 for the nine months ended September 30, 2022 and 2021, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses in 2022 and 2021.

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

There were no changes in the fair value hierarchy leveling during the nine months ended September 30, 2022 and 2021.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2022 and June 30, 2021, the Company had a full valuation allowance against its deferred tax assets.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The number contingently issuable shares related to warrants, options, and convertible debt, which were not included in the computation of earnings per share because the effect was antidilutive, was 2,430,833 and 14,389,369 for the nine months ended September 30, 2022 and 2021, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTION

During February and April 2020, the Company entered into three term promissory notes with Ehave, Inc. (a majority shareholder) in the amounts of $25,000, $100,000, and $500,000, respectively. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year and are currently past the maturity date and in default.   Between May and September 2022, the Company in four installments in the amounts of $400,000 $225,000, and three concurring installments of $5,000 repaid all the outstanding principal and interest due on the three promissory notes. As of September 30, 2022 and December 31, 2021, the Company owes $0 and $625,000, respectively in principle related to these promissory notes. During the nine months ended September 30, 2022 and September 30, 2021, the Company recorded interest expense of $5,424 and $3,051, respectively, in relation to these notes, and paid $15,000 and $0, respectively, towards the outstanding accrued interest balance. As of September 30, 2022 and December 31, 2021 the Company’s outstanding accrued interest balance related to these promissory notes was $0 and $10,339 respectively.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

During the nine months ended September 30, 2022 and 2021, the Company issued convertible promissory notes in the principal amount of $250,000 and $485,000, respectively.  In accordance with the terms of the agreement, During the nine months ended September 30, 2022 the Company received notice to convert two loans for an aggregate of $82,500 in principal and $1,145 in interest, into 83,645 shares of common stock (see Note 6).  As of September 30, 2022 and December 31, 2021 the Company had outstanding to various lenders as convertible promissory notes an aggregate amount of $1,250,000 and $1,007,500, respectively. In aggregate, as of September 30, 2022 the principal amount includes $163,500 of original issue discount, $18,000 in cash financing fees, $49,750 in non-cash financing fees (see note 6) and 1,196,505 warrants with an exercise price of $1.50 per share. All notes are due to mature 24 months from their respective effective date and mature beginning on August 27, 2023 through January 21, 2024 Additionally, the notes effective interest rate of the notes is 8% and are convertible into share of common stock at $1.00 per share.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of September 30, 2022 and December 31, 2021:

		September 30, 2022			December 31, 2021
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A**	8/27/2023	$545,249	$500,000	$45,249	$513,883	$500,000	$13,883
Lender B**	9/27/2023	59,703	55,000	4,703	56,268.91	55,000	1,269
Lender C	10/27/2023	236,754	220,000	16,754	223,134	220,000	3,134
Lender D	11/9/2023	-	-	-	27,813	27,500	313
Lender E	10/21/2023	-	-	-	55,856	55,000	856
Lender F	12/27/2023	159,295	150,000	9,295	150,132	150,000	132
Lender G	1/21/2024	342,951	325,000	17,951	-	-	-
		$1,343,952	$1,250,000	$93,952	$1,027,087	$1,007,500	$19,587

		**- Amount due within the next 12 months and classified as current liability on the September 30, 2022 balance sheet.
		*** - Total Outstanding = Principal + Interest as of September 30, 2022 and December 31, 2021

During the nine months ended September 30, 2022 and 2021, the Company recorded an aggregate debt discount of $325,000 and $555,000, respectively, under the terms of convertible promissory note agreement. The total $325,000 debt discount was allocated between the original issue discount related to cash financing fees of $75,000, as well as $250,000 recorded as an offset to additional paid-in capital in connection with the beneficial conversion feature and warrants (see Note 6). The beneficial conversion feature was valued at $68,347 and the warrants were valued at $181,653, in the aggregate.

During the nine months ended September 30, 2022 and 2021, the Company recorded amortization expense in the amount of $533,308 and $24,966, respectively, as amortization of debt discount of which $442,711 was recorded as amortization expense in relation to the warrants and conversion feature, $65,821 was recorded as interest expense in relation to the original issue discount and, $24,776 financing fees in the consolidated statements of operations. As of September 30, 2022 and December 31 2021, the Company had an unamortized debt discount balance of $675,567 and $883,875, respectively, with a weighted amortization period of 1.24 years and 1.87 years, respectively.

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

During the nine months ended September 30, 2022, the Company sold 15,000 shares of preferred stock to three shareholders for $150,000 in proceeds as part under a Regulation A offering of Section 3(6) of the Securities Act of 1933.  The shares are allowed to convert into common stock by option of the holder at any time based on the fair market value of the common stock at the date of the conversion. As of September 30, 2022, 10,000 preferred shares with a fair value of $100,000 were converted in various installments, into an aggregate 55,834 shares of common stock.

Conversion of Convertible Debt and Warrants to Equity

During the nine months ended September 30, 2022, the Company issued 83,645 shares of common stock, in the aggregate, upon the conversion of convertible promissory notes and accrued interest in the amount of $83,645 (see Note 5).

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

Warrants Issued

During the nine months ended September 30, 2022, the Company issued 325,000 warrants to purchase common stock as part of the convertible promissory notes discussed above in Note 5.

During the nine months ended September 30, 2022, the Company issued 125,162 shares of common stock upon the cashless exercise of 151,667 warrants.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity for the nine months ended September 30, 2022:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2022	996,667	1.50	2.87
Granted	325,000	1.50	3.00
Exercised	(125,162)	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at September 30, 2022	1,196,505	1.50	2.62

As of September 30, 2022, the outstanding and exercisable warrants have an intrinsic value of $0. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2022, which was $.35, and the exercise price of the outstanding stock options.

The warrants granted during the period ending September 30, 2022 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the Nine Months Ended,
	September 30, 2022	September 30, 2021
Expected term, in years	2	-
Exercise price	1.5	-
Expected volatility	100%	-
Stock price	3.0	-
Risk-free interest rate	1.01%	-
Dividend yield	0%	-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan (“Kaplan”) whereby Kaplan was appointed as CEO of the Company. We hired Kaplan for an initial term of thirty-six (36) months subject to certain termination provisions, whereby the Agreement will automatically renew for an additional twelve (12) month period. We shall pay Kaplan in the following manner: (i) A consulting fee of $24,000 per month for services performed for a total compensation of $288,000 payable for each twelve (12) month period, (ii) Bonus compensation milestones by offering Kaplan a Warrant to purchase that number of shares of common stock of the Company equal to 5% of the issued and outstanding common shares, on a fully diluted basis, (iii) A significant transaction stock grant whereby Kaplan shall be granted that number of shares of common stock or a new series of preferred shares of the Company, that is convertible into common stock of the Company equal to 5% of the value of all of the consideration, including any stock, cash, or debt, of such completed transaction. As of September 30, 2022 and December 31, 2021, the Company accrued $0 and $50,000, respectively, related to the Agreement.

NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events occurring after September 30, 2022, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the nine months ended September 30, 2022, the Company converted 160,000 in outstanding principal and interest into 162,000 shares of common stock at a conversion price of a $1 per share.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

General and administrative

General administrative expenses consist primarily of costs associated without overall operations and being a public company. The costs include legal and professional services, corporate and compliance related fees.

General and administrative expense for the three months ended September 30, 2022 totaled $322,442, a decrease of $2,032,158 compared to $2,354,600 for the three months ended September 30, 2021. The decrease was primarily due to legal and professional services in relation to being a public traded company.

Other expense

Other expense for the three months ended September 30, 2022 totaled $185,651, an increase of $154,047 compared to $31,604 for the three months ended September 30, 2021. The increase was due to interest expense on our convertible promissory notes and related debt discount amortization.

Comparison of the Nine Months Ended September 30, 2022 and 2021

General and administrative

General administrative expenses consist primarily of costs associated with our overall operations and being a public company. The costs include legal and professional services, corporate and compliance related fees.

General and administrative expense for the nine months ended September 30, 2022 totaled $1,314,769, a decrease of $1,152,429 compared to $2,467,198 for the nine months ended September 30, 2021. The decrease was primarily due to stock-based compensation, advertising and marketing expenses, and legal and professional services in relation to being a public traded company.

Other expense

Other expense for the nine months ended September 30, 2022 totaled $618,583, an increase of $583,928 compared to $34,655 for the nine months ended September 30, 2021. The increase was due to the interest expense and amortization expense on the debt discount from our loans.

Liquidity and Capital Resources

To date, we have generated no revenues, experienced negative operating cash flows and have incurred operating losses from our activities. We expect to continue to fund our operations through the issuance of debt or equity. As of September 30, 2022, our accumulated deficit was $4,783,256. Such conditions raise substantial doubts about our ability to continue as a going concern.

During the nine months ended, September 30, 2022, we raised $150,000 from the sale of our preferred stock. Additionally, the Company raised an additional $250,000 from the proceeds from convertible debt. This is in addition to previous capital raises that occurred during the year ended December 31, 2021, in which, the Company raised $895,000 in cash proceeds from the issuance of convertible debt, as well as, $500,000 in cash proceeds from a related party loan.

As of September 30, 2022, we had total current assets of $438,425 and total current liabilities of $296,764 resulting in a working capital deficit of $141,661. Net cash used in operating activities for the nine months ended September 30, 2022 was $604,094, which includes a net loss from operations of $1,933,352, offset by stock based compensation of $874,438, amortization of debt discount of $533,308, and depreciation expense of $749, a decrease in accounts payable and accrued expenses of $68,898, and a decrease in accrued interest on our shareholder loans of $10,339.

As of September 30, 2022, we had cash of $438,425. We will need to raise significant additional capital to continue to fund operations. We may seek to sell common or preferred equity, convertible debt securities or seek other debt financing. In addition, we may seek to raise cash through collaborative agreements or from government grants. The sale of equity and convertible debt securities may result in dilution to our shareholders and certain of those securities may have rights senior to those of our common shares. If we raise additional funds through the issuance of preferred stock, convertible debt securities or other debt financing, these securities or other debt could contain covenants that would restrict our operations. Any other third-party funding arrangement could require us to relinquish valuable rights. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our product and programs as well as commercial activities. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us, among other things, to delay, scale back or eliminate expenses including those associated with our planned product development and commercial efforts.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2022.

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

Mycotopia Therapies, Inc.

Date: November 14, 2022	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer