Form 10-K
period 2022-12-31
Mycotopia Therapies, Inc.
filed 2023-03-30
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated Filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by non affiliates, computed by reference to the price at which our common equity was last sold or the average bid and asked price of such common equity at June 30, 2022, was $6,232,015.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 27, 2023, we had 14,858,357 shares of common stock outstanding.

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

PART I

ITEM 1. BUSINESS

The following description of our business contains forward-looking statements relating to future events or our future financial or operating performance that involve risks and uncertainties, as set forth above under “Special Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors described in the Annual Report, including those set forth above in the Special Cautionary Note Regarding Forward-Looking Statements or under the heading “Risk Factors” or elsewhere in this Annual Report.

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

Prior to its acquisition, Mycotopia Therapies (Florida) entered into a supply agreement with Havn Life Sciences Inc. a Canadian corporation, a biotechnology company pursuing standardized extraction of psychoactive compounds and the development of natural health products. The agreement calls for HAVN to supply Mycotopia with naturally derived Psilocybin SPP in the form of an Active Pharmaceutical Ingredient (API) to be used in testing by universities, researchers and pharmaceutical companies seeking to develop treatments and therapies using Psilocybin.

HAVN Life Sciences trades on the Canadian Securities Exchange (CSE) under the symbol HAVN.

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

On March 22, 2021, Mycotopia announced that it was entering into a joint venture in Australia, PsyBioMed-Australia to sponsor clinical trials and develop a research and development facility and manufacturing facility. However, Mycotopia and its Australian partner decided not to move forward with the joint venture.

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

In the summer of 2021, Harvard Law School’s Petrie-Flom Center for Health Law Policy, Biotechnology, and Bioethics launched the Project on Psychedelics Law and Regulation. They noted that in 2017, the FDA designated MDMA as a breakthrough therapy for post-traumatic stress disorder, and in 2018 the agency identified psilocybin as a breakthrough for treatment-resistant depression, indicating that psychedelics may represent substantial improvements over existing treatments for mental illness. According to the FDA, Breakthrough Therapy designation is a process designed to expedite the development and review of drugs that are intended to treat a serious condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over available therapy on a clinically significant endpoint(s). The Petrie-Flom Center project the US market for psychedelics could reach $6.85 billion in 2027.

It is the Company’s intent to promote the current studies into psychedelics while developing a pipeline of pharmaceutical grade components for psychedelic based treatments.

On August 13, 2020, the Company entered into a supply agreement with HAVN Life Sciences to supply psilocybin for study. Mycotopia Therapies intends to build a distribution channel to supply naturally-derived psilocybin spp compounds, in accordance with al federal laws and local protocols. By building out this supply chain Mycotopia intends to be one of the first to market, as markets begin to open up around the globe. Mycotopia seeks to be one of the handful of companies to have an API (active pharmaceutical ingredient) that meets European Union Good Manufacturing Practices that we could move around the world to jurisdictions where Psilocybin is legal and that we will form business relationships with labs, research institutions and drug manufactures. On, October 28, 2022, we entered into an extension agreement with HAVN, extending the agreement for an additional two years from October 28, 2022, with automatic yearly renewals unless canceled on at least 30 days prior notice.

Material Contracts

Completion of Acquisition of Disposition of Assets

In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), Mycotopia Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the then-issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust. Prior to these transactions, neither 20/20 Global nor its officers and directors had a material relationship with Ehave, MYC, or their respective officers and directors.

2 US News and World Report, July 2, 2021, https://money.usnews.com/investing/stock-market-news/articles/psychedelic-stocks-to-watch

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

On August 13, 2021, Mycotopia entered into a supply agreement with HAVN Life Sciences Inc., for the supply psilocybin in the form of an active pharmaceutical ingredient. The psilocybin would be provided through a licensed third party dealer pursuant to the Controlled Drugs and Substances Act (S.C. 1996, c. 19)(Canada). Delivery of the psilocybin will only be to parties allowed to receive it under applicable law in the jurisdiction where they are located. Mycotopia entered into the agreement with HAVN to secure a supply of GMP certified psilocybin in anticipation of its use in testing and development of new products. The agreement was renewed on October 28, 2022 for two years with automatic one year renewals unless canceled on not less than 30 days notice.

Government Regulation

We do not engage in the manufacturing, production or sale of Psylicibin we are not directly impacted by the US Controlled Substances Act (“CSA”). We will be supporting the research and development of therapies using Psylicibin by our partners in compliance with the CSA and FDA regulations related to clinical trials. The acceptance of the use of Psylicibin and related compounds for treatment of mental health issues.

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

On November 17, 2022, U.S. Senators Cory Booker (D-N.J.) and Rand Paul (R-KY) introduced the Breakthrough Therapies Act, a bipartisan bill that, if passed, would permit the DEA to reclassify a Schedule I drug – defined by the DEA as a drug with “no currently accepted medical use and a high potential for abuse” – that receives a Breakthrough Therapy Designation from the Food and Drug Administration (FDA) to a Schedule II drug under the federal Controlled Substances Act (CSA). Currently, psychedelics, such as LSD, MDMA, psilocybin, and others, are classified as Schedule I substances. The bill has been referred to the Senate Judiciary Committee.

Proposed Acquisition of EiVentures Inc.

On May 18, 2022, Mycotopia Therapies Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Agreement”) whereby the Company was to merge with a wholly owned subsidiary of PSLY.com. Simultaneously E.iVentures, Inc. (“E.i”) was to merge with a separate wholly owned subsidiary of PSLY.com.

On February 16, 2023, the parties to the Agreement mutually agreed to terminate the Agreement and release each other. The preceding description of the termination is qualified in its entirety by reference to the Termination of Agreement and Plan of Merger dated February 16, 2023 and filed as an exhibit to the Company’s Current Report on Form 8-K filed February 22, 2023

Employees

The Company’s only full-time employee is its CEO who is also the CEO of Ehave Inc., of which the Company is a majority owned subsidiary.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

The auditors’ report for the years ended December 31, 2022 and 2021, contains an explanatory paragraph about our ability to continue as a going concern.

The report of our auditors on our consolidated financial statements for the years ended December 31, 2022 and 2021, contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We had a net loss of $2,751,452 and $2,820,730 for the years ended December 31, 2022 and 2021, respectively, which raises substantial doubt about our ability to continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans, which includes successfully integrating Mycotopia Therapies, Inc., which was acquired during the fiscal year ended December 31, 2022. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Management believes that actions presently being taken will provide the opportunity for us to continue as a going concern.

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

As of March 14, 2023, Ehave, Inc. owned approximately 65.9% of our outstanding shares of common stock. Our CEO, Ben Kaplan, is also the CEO of Ehave. We expect our principal shareholder to continue to use its interest in our common stock: to significantly influence the direction of our management, the election of our entire board of directors, and the method and timing of the payment of dividends; to determine substantially all other matters requiring shareholder approval; and to control us. The concentration of our beneficial ownership may have the effect of delaying, deterring, or preventing a change in control, may discourage bids for our common stock at a premium over their market price, and may otherwise adversely affect the market price of our common stock.

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

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort and can subject us to claims or other remedies. Some of these laws, such as income, sales, use, value-added and other tax laws and consumer protection laws, are applicable to businesses generally and others are unique to the various types of businesses in which we are engaged.

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

Our future success will depend upon our continued ability to identify, hire, develop, motivate and retain highly skilled personnel, including senior management, engineers, designers and product managers. Our ability to execute efficiently is dependent upon contributions from our employees, in particular our senior management team. We do not maintain key person life insurance for any employee. In addition, from time to time, there may be changes in our senior management team that may be disruptive to our business. If our senior management team, including any new hires that we may make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our growth strategy also depends on our ability to expand our organization with highly skilled personnel. Identifying, recruiting, training and integrating qualified individuals will require significant time, expense and attention. Since competition for highly skilled personnel is intense, we may need to invest significant amounts of cash and equity to attract and retain new employees and we may never realize returns on these investments. If we are not able to effectively add and retain employees, our ability to achieve our strategic objectives will be adversely impacted, and our business will be harmed.

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

We have approximately 97 stockholders of record of our common stock. As of March 27, 2023, we had 14,858,357 shares of common stock outstanding.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with the audited financial statements and the notes to those statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. You should specifically consider the various risk factors identified in this report that could cause actual results to differ materially from those anticipated in these forward-looking statements.

Results of Operations

Comparison of Years Ended December 31, 2022 and 2021

Sales and Cost of Sales

Due to the termination of our fresh produce business, we did not have any revenue or cost of revenue from operations for the years ended December 31, 2022 and 2021.

Operating Expenses from Operations

Operating expenses from operations for the years ended December 31, 2022 and 2021, consisted of general and administrative expenses of $ 1,875,919 and $2,669,109, respectively. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. Our decrease in general and administrative expenses is the result of decrease administrative costs due to decreased compliance costs. The Company has employed cost savings strategies as we seek to find another active business that may be interested in acquiring us.

Other Income (Expense)

Other expense of $875,533 and $151,621 for the years ended December 31, 2022 and 2021, respectively, consisted of interest expense from convertible notes with debt discounts and interest expense from related parties.

Net Loss

We had a net loss for the years ended December 31, 2022 and 2021, of $2,751,452 and $2,820,730, respectively.

Liquidity and Capital Resources

As of December 31, 2022, we had working capital deficiency of $378,614 down from working capital of $961,149 as of December 31, 2021. Our current assets of $385,899 consisted solely of cash, while our current liabilities consisted predominantly of accrued interest, convertible notes payable, and a shareholder loan. We had an accumulated deficit of $5,601,356 as of December 31, 2022, an increase from an accumulated deficit of $2,849,904 as of December 31, 2021.

Operating activities used net cash of $656,620 for the year ended December 31, 2022, as compared to using net cash of $235,482 for the year ended December 31, 2021. Investing activities used net cash of $0 and $2,746, respectively, for the years ended December 31, 2022 and 2021. Cash provided by (used in) financing activities was $(225,000) for the year ended December 31, 2022, as compared to $1,395,000 for the year ended December 31, 2021. We had a cash balance of $385,899 and $1,267,519 as of December 31, 2022 and 2021, respectively.

Our monthly operating costs averaged approximately $55,000 per month for the year ended December 31, 2022, excluding capital expenditures. We plan to fund our operations with our cash on hand and additional financing.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2022, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. The Company’s estimates include the allowance for doubtful accounts and useful lives of property plant and equipment.

Depreciation of equipment is dependent upon estimates of useful lives and residual values, both of which are determined through the exercise of judgement. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic/market conditions and the useful lives of assets.

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

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the U.S. Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in our internal control over financial reporting during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of those internal controls as of December 31, 2022, using the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework (2013) as a basis for our assessment. Based on this evaluation, our Certifying Officer concluded that our internal control over financial reporting was not effective as of December 31, 2022.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name, age, tenure, and principal business experience of each of our executive officers and directors:

Name	Age	Title	Tenure

Ben Kaplan (1)	52	President, Chief Executive and Financial Officer, Director	Since 2021

Mark Croskery (1)	40	Director	Since 2021

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ben Kaplan	2022	$576,000	-	-	-	-	-	-	$576,000
	2021	-	-	-	-	-	-	-	-

Executive Employment Agreements

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Kaplan Agreement”) with Benjamin Kaplan (“Kaplan”) pursuant to which Kaplan was appointed as CEO of Mycotopia. The initial term of the Kaplan Agreement is thirty-six (36) months, and, subject to certain termination provisions, the Agreement will automatically renew for an additional twelve (12) month period. Mycotopia is obligated to pay Kaplan in the following manner under the Kaplan Agreement: (i) A consulting fee of $24,000 per month for services performed, for a total compensation of $288,000 payable for each twelve (12) month period, (ii) Bonus compensation milestones by offering Kaplan a Warrant to purchase that number of shares of common stock of the Company equal to 5% of the issued and outstanding common shares, on a fully diluted basis, (iii) A significant transaction stock grant whereby Kaplan shall be granted that number of shares of common stock or a new series of preferred shares of the Company, that is convertible into common stock of the Company equal to 5% of the value of all of the consideration, including any stock, cash, or debt, of such completed transaction. As of December 31, 2022 and 2021, the Company accrued $288,000 and $0, respectively, related to the Kaplan Agreement.

Outstanding Equity Awards at Fiscal Year End

Other than pursuant to the Kaplan Agreement, we do not have any outstanding equity awards, pension plans, or other pension benefits, and there are no potential change-of-control payouts to any person.

Other than pursuant to the Kaplan Agreement, we do not provide any long-term incentives, any stock options or awards, or any kind of additional equity awards.

Director Compensation

Two members of our board of directors received compensation during the current fiscal year. The two board members received a total compensation of $100,000 and $60,000 per annum, paid in equal quarterly installments respectively. The payment can be made in either cash or shares of the Company’s common stock. In 2022 and 2021, the company incurred expenses of $160,000 and $160,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2022, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 14,858,357 shares of common stock outstanding:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
Ehave Inc.	Common stock	9,793,754	65.9%

Directors:

Ben Kaplan[2]	Common Stock	250,000	1.7%
Mark Croskery	Common Stock	16,912	<1%
All Executive Officers and Directors as a Group (1 persons):	Common Stock	266,912	1.8%

Mark D. Williams	Common stock	999,997	6.7%

_______________

(1) Address for all stockholders is 18851 NE 29th Ave., Suite 700, Aventura, FL 33180

During the fiscal year December 31, 2021, Ehave, Inc. purchased 9,793,754 shares of common stock in the aggregate from The Robert and Joanna Williams Trust, Mark Williams and Colin Gibson. Following the transaction, Mark Williams continued to hold 999,997 shares of common stock.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is set forth below for any transaction during the two years ended December 31, 2022 to which we were a party and in which any of our officers and directors or any holder of more than 10% of any class of our stock had or is deemed to have a material interest.

Related-Party Transactions

During the year ended December 31, 2021, the Company entered a term promissory note with Ehave, Inc. in the amount of $625,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. During the year ended December 31, 2022, the Company made principal cash payments of $625,000 in the aggregate. As of December 31, 2022 and 2021, the Company accrued interest related to these loans and has outstanding $0 and $10,339, respectively.  During the year ended December 31, 2022 and 2021, the Company recorded interest expense of $7,203 and $8,564, respectively, in relation to these notes.

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

Audit Fees

For our fiscal year ended December 31, 2022, we were billed approximately $20,000 for professional services rendered for the audit and reviews of our consolidated financial statements. For our fiscal year ended December 31, 2021, we were billed approximately $17,500 for professional services rendered for the audit and reviews of our consolidated financial statements.

Tax Fees

For our fiscal years ended December 31, 2022 and 2021, we were billed $0 and $1,000, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2022 and 2021.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following financial statements are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mycotopia Therapies Inc.

Aventura, FL

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mycotopia Therapies, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Disclosure

Critical Audit Matter Description

The consolidated financial statements of the Company are prepared on a going concern basis, which assumes that the Company will continue in operation for the foreseeable future and, accordingly, will be able to realize its assets and discharge its liabilities in the normal course of operations. The Company’s consideration of going concern included the following:

•Acknowledgement of the Company’s history of net losses and negative working capital.

•Assessment of contractual obligations, such as commitments for repayments of accounts payable, accrued liabilities and convertible notes payable (collectively “obligations”).

•Assumptions that illustrate the Company’s ability to meet the obligations through management of expenditures, obtaining additional debt financing, and issuance of capital stock for additional funding to meet its operating needs.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others:

•We gained an understanding of the Company’s internal controls, projections, and estimates as they relate to continuance as a going concern.

•We evaluated the probability that the Company will be able to manage expenditures, obtain debt financing, and access funding from the capital markets.

/s/ Pinnacle Accountancy Group of Utah

We have served as the Company’s auditor since 2016.

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 30, 2023

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
CURRENT ASSETS
Cash	$385,899	$1,267,519
TOTAL CURRENT ASSETS	385,899	1,267,519

NON-CURRENT ASSETS
Property and equipment, net	1,496	2,497
TOTAL ASSETS	$387,395	$1,270,016

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$623,590	$171,031
Accrued interest - shareholder loan	-	10,339
Shareholder loan	-	125,000
Convertible note payable, net of debt discount	140,923	-
TOTAL CURRENT LIABILITES	764,513	306,370

Convertible note payable, net of debt discount	514,230	123,625
Shareholder loan payable, non-current	-	500,000
TOTAL LIABILITIES	1,278,743	929,995

MEZZANINE EQUITY
Preferred stock; $0.001 par value; liquidation preference of $0; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock; $0.001 par value; 100,000,000 shares authorized; 14,858,357 and 13,967,332, shares issued and outstanding, respectively	14,857	13,966
Additional paid-in capital	4,695,151	3,175,959
Accumulated deficit	(5,601,356)	(2,849,904)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(891,348)	340,021

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$387,395	$1,270,016

See accompanying notes to the consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2022	2021
OPERATING EXPENSE
General and administrative	$1,875,919	$2,669,109
TOTAL OPERATING EXPENSES	1,875,919	2,669,109

NET LOSS FROM OPERATIONS	(1,875,919)	(2,669,109)

OTHER (EXPENSE) INCOME
Interest expense	(868,330)	(143,057)
Interest expense - related party	(7,203)	(8,564)
TOTAL OTHER (EXPENSE) INCOME	(875,533)	(151,621)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(2,751,452)	$(2,820,730)
Provision for income taxes	-	-

NET LOSS	$(2,751,452)	$(2,820,730)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.19)	$(0.21)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	14,445,002	13,412,634

See accompanying notes to the consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Preferred Shares		Common Stock			Additional	Accumulated
	Shares	Amount	Shares	Amount		Paid-In Capital	Deficit	Total
Balance as of December 31 , 2020	-	$-	12,925,420	$12,925		-	$(29,174)	$(16,249)
Stock issued for services			1,016,912	1,016		2,280,984	-	2,282,000
Debt discount on convertible debt and warrants			25,000	25		894,975		895,000
Net loss for the year ended, December 31, 2021							(2,820,730)	(2,820,730)
Balance as of December 31 , 2021	-	$-	13,967,332	$13,966		$3,175,959	$(2,849,904)	$340,021
Stock based compensation	-	-	322,122	322		874,116	-	874,438
Sale of preferred shares in private placements	15,000	150,000	-	-		-	-	150,000
Conversion of preferred shares to common shares	(15,000)	(150,000)	105,834	106		149,894	-	-
Debt discount on convertible debt and warrants	-	-	-	-		250,000	-	250,000
Conversion of convertible debt into shares of common stock	-	-	245,645	246	#	245,399	-	245,645
Common stock issued on cashless exercise of warrant	-	-	217,424	217		(217)	-	-
Net loss for the year ended, December 31, 2022	-	-	-	-		-	$(2,751,452)	(2,751,452)
Balance as of December 31, 2022	-	$-	14,858,357	$14,857		$4,695,151	$(5,601,356)	$(891,348)

See accompanying notes to the consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended, December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,751,452)	$(2,820,730)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation expense	1,001	249
Amortization of debt discount	764,028	123,625
Stock based compensation	874,438	2,282,000
Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued expenses	465,704	170,811
Increase (decrease) in accrued interest - shareholder loan	(10,339)	8,563
NET CASH USED IN OPERATING ACTIVITES	(656,620)	(235,482)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,746)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,746)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	-	500,000
Repayment of shareholder loan	(625,000)	-
Proceeds from the issuance of preferred stock	150,000	-
Proceeds from the issuance of convertible debt	250,000	895,000
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITES	(225,000)	1,395,000

NET CHANGE IN CASH	(881,620)	1,156,772
CASH AT BEGINNING OF PERIOD	1,267,519	110,747
CASH AT END OF PERIOD	$385,899	$1,267,519

Cash paid during the period:
Cash paid for interest	$17,542	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of preferred to common stock	$150,000	$-
Debt discount on convertible note payable	$250,000	$895,000
Conversion of convertible debt and interest	$245,645	$-

See accompanying notes to the consolidated financial statements.

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

The Company was incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), Mycotopia Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the then-issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust.  Ehave’s ownership has since been diluted to 65.9% as of December 31, 2022.

On January 19, 2021, the above transaction closed. Because the former shareholder of Mycotopia Therapies, Inc. acquired 75.77% of the Company’s then-outstanding stock and there was a change in control of the board of directors, the transaction was accounted for as a reverse merger in which Mycotopia Therapies, Inc. was deemed to be the accounting acquirer and the Company the legal acquirer. Subsequent to the transaction, the Company changed its name from 20/20 Global, Inc. to Mycotopia Therapies, Inc.

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

For the year ended December 31, 2022, the Company incurred a net loss of $2,751,452, had negative cash flows from operations of $656,620 and may incur additional future losses. At December 31, 2022, the Company had total current assets of $385,899 and total current liabilities of $764,513 resulting in working capital deficit of $378,614.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB.

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

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $1,001 and $249 for the years ended December 31, 2022 and 2021, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses in 2022 and 2021.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with ASC 820, Fair Value Measurements and Disclosures.  ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2022 and 2021.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2022 and 2021, the Company had a full valuation allowance against its deferred tax assets.

We adopted ASC 740-10-25, Income Taxes—Recognition, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25

Stock Based Compensation

We follow ASC 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, was related to convertible debt and totaled 2,279,838 and 2,005,000 for the years ended December 31, 2022 and 2021, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTION

During the year ended December 31, 2020, the Company entered into two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000. During the year ended December 31, 2021, the Company entered a term promissory note with Ehave, Inc. in the amount of $500,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. During the year ended December 31, 2022, the Company repaid the $625,000 in outstanding principal and interest due on the three promissory notes. As of December 31, 2022 and 2021, the Company owes $0 and $625,000, respectively. As of December 31, 2022 and 2021, the Company accrued interest related to these loans and has outstanding $0 and $10,339, respectively.  During the year ended December 31, 2022 and 2021, the Company recorded interest expense of $7,203 and $8,564, respectively, in relation to these notes.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

During the year ended December 31, 2022 and 2021, the Company issued convertible promissory note in the principal amount of $325,000 and $1,007,500, respectively, with net proceeds of $250,000 and $895,000, respectively. In addition, the debt discount related to the note entered during 2022 was $325,000. In accordance with the terms of the agreement, during the year ended December 31, 2022, the Company received notice to convert three loans for an aggregate of $232,500 in principal and $13,145 in interest, into 245,645 shares of common stock (see Note 6).  As of December 31, 2022 and 2021, the Company had outstanding to various lenders as convertible promissory notes an aggregate amount of $1,100,000 and $1,007,500, respectively. In aggregate, as of December 31, 2022 the principal amount includes $163,500 of original issue discount, $18,000 in cash financing fees, $49,750 in non-cash financing fees (see note 6) and 1,196,505 warrants with an exercise price of $1.50 per share. All notes are due to mature 24 months from their respective effective date and mature beginning on August 27, 2023 through January 21, 2024 Additionally, the notes effective interest rate of the notes is 8% and are convertible into shares of common stock at $1.00 per share.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of December 31, 2022 and December 31, 2021:

		December 31, 2022			December 31, 2021
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2023	$ 556,244	$ 500,000	$ 56,244	$ 513,883	$ 500,000	$ 13,883
Lender B	9/27/2023	60,907	55,000	5,907	56,268.91	55,000	1,269
Lender C	10/27/2023	241,528	220,000	21,528	223,134	220,000	3,134
Lender D	11/9/2023	-	-	-	27,813	27,500	313
Lender E	10/21/2023	2,407	-	2,407	55,856	55,000	856
Lender F	12/27/2023	-	-	-	150,132	150,000	132
Lender G	1/21/2024	349,504	325,000	24,504	-	-	-
		$ 1,210,590	$ 1,100,000	$ 110,590	$ 1,027,087	$ 1,007,500	$ 19,587

		*** - Total Outstanding = Principal + Interest as of December 31, 2022 and December 31, 2021

During the years ended December 31, 2022 and 2021, the Company recorded an aggregate debt discount of $325,000 and $1,007,500, respectively, under the terms of convertible promissory note agreement. The total $325,000 debt discount was allocated between the original issue discount related to cash financing fees of $75,000, as well as $250,000 recorded as an offset to additional paid-in capital in connection with the beneficial conversion feature and warrants (see Note 6).

During the years ended December 31, 2022 and 2021, the Company recorded debt discount amortization expense in the amount of $764,028 and $123,625, respectively.  As of December 31, 2022, the Company had an unamortized debt discount balance of $444,850 with a weighted amortization period of 1.24 years.

The Company recorded $250,000 as a debt discount with an offset to additional paid-in capital in relation to the warrants issued in connection with the debt. The Company calculated the fair value of the warrants using the black-scholes option pricing model with the following assumptions:

For the Year Ended December 31, 2022
Expected term, in years	2.0
Exercise price	1.5
Expected volatility	100%
Stock price	3.00
Risk-free interest rate	1.01%
Dividend yield	0%

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

During the year ended December 31, 2022, the Company sold 15,000 shares of preferred stock to three shareholders for $150,000 in proceeds as part under a Regulation A offering of Section 3(6) of the Securities Act of 1933.  The shares are allowed to convert into common stock by option of the holder at any time based on the fair market value of the common stock at the date of the conversion. As of December 31, 2022, 15,000 preferred shares with a fair value of $150,000 were converted in various installments, into an aggregate 105,834 shares of common stock.

Conversion of Convertible Debt and Warrants to Equity

During year ended December 31, 2022, the Company issued 245,645 shares of common stock, in the aggregate, upon the conversion of convertible promissory notes and accrued interest in the amount of $245,645 (see Note 5).

STOCK BASED COMPENSATION

On July 26, 2021, the Company issued 1,000,000 shares of common stock to three consultants for services rendered. The Company expensed $2,252,000 in relation to this issuance which was the grant date fair value.

On July 27, 2021 and October 12, 2021, the Company issued 7,537 and 9,375, respectively, shares of common stock to a board member for board services rendered. The Company expensed $30,000, in the aggregate, in relation to this issuance which was the grant date fair value.

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

Warrants Issued

During the year ended December 31, 2022, the Company issued 325,000 warrants, to purchase common stock as part of the convertible promissory notes discussed above in note 5.

During the year ended December 31, 2022, the Company issued 217,424 shares of common stock upon the cashless exercise of 151,667 warrants.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the period ended December 31, 2022

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2022	996,667	$1.50	2.87
Granted	325,000	1.50	3.00
Exercised	(217,424)	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at December 31, 2022	1,029,838	1.50	0.79

The intrinsic value of warrants outstanding as of December 31, 2022 was $0.

The warrants granted during the year ending December 31, 2022 were allocated a value of $250,000 using the Black-Scholes option pricing model using the following weighted average assumptions:

For the Year Ended December 31, 2022
Expected term, in years	2.0
Exercise price	1.5
Expected volatility	100%
Stock price	3.00
Risk-free interest rate	1.01%
Dividend yield	0%

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan (“Kaplan”) whereby Kaplan was appointed as CEO of the Company. We hired Kaplan for an initial term of thirty-six (36) months subject to certain termination provisions, whereby the Agreement will automatically renew for an additional twelve (12) month period. We shall pay Kaplan in the following manner: (i) A consulting fee of $24,000 per month for services performed for a total compensation of $288,000 payable for each twelve (12) month period, (ii) Bonus compensation milestones by offering Kaplan a Warrant to purchase that number of shares of common stock of the Company equal to 5% of the issued and outstanding common shares, on a fully diluted basis, (iii) A significant transaction stock grant whereby Kaplan shall be granted that number of shares of common stock or a new series of preferred shares of the Company, that is convertible into common stock of the Company equal to 5% of the value of all of the consideration, including any stock, cash, or debt, of such completed transaction. As of December 31, 2022 and 2021, the Company accrued $288,000 and $50,000, respectively, related to the Agreement.

During 2022, the Company entered into an agreement with Dr. Muneer Ali as an advisor for the Medical Advisory Board. The Company shall grant the advisor an annual fee of $35,000 payable in shares of common stock.

NOTE 8 – INCOME TAXES

The provision for federal and state income taxes is associated with and included in net income from discontinued operations and consists of the following components:

	2022		2021
Current Income taxes	$		$
Federal		-		-
State		-		-
Total current income tax expenses		$-		$-

Deferred income taxes
Federal		$-		$-
State		-		-
Total current income tax expenses		$-		$-

Total income tax expense		$-		$-

The reconciliation between income taxes at the U.S. federal and state statutory rates of approximately 25.5% and the amount recorded in the accompanying consolidated financial statements is as follows:

	2022	2021
Tax expense at U.S. federal statutory rate	$(577,805)	$(592,353)
Tax expense at state statutory rate	(50,084)	(19,404)
Stock Based Compensation	183,632	497,333
Amortization of Debt Discount	160,446	25,961
Change in valuation allowance	283,811	113,187
Other	-	(24,724)
Total	$-	$-

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

	2022	2021
Federal net operating loss carryforward	$234,905	$96,776
State net operating loss carryforward	48,906	20,023
Total Deferred tax assets	$283,811	$116,799
Valuation allowance	(283,811)	(116,799)
	$-	$-

At December 31, 2022 and December 31, 2021, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company considers the U.S. and Florida to be major tax jurisdictions. As of December 31, 2022, for federal tax purposes the tax years  2020-2022 and for Florida the tax years 2019 through 2022 remain open to examination by tax authorities.

As of December 31, 2022 and 2021, the Company has net operating losses amounting to $1,125,576 and $464,636, respectively for federal and Florida which can be carried forward indefinitely but are limited to 80% usage.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2022 through the issuance date of these financial statements, and there are no events requiring disclosure.

(b)The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Stock Purchase Agreement between 20/20 Global, Inc. and Ehave, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 29, 2020
2.2	Change of Control and Funding Agreement.	Incorporated by reference from the Current Report on Form 8-K filed December 29, 2020
2.3	Amendment to Escrow Agreement and Definitive Agreements.	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2021

Item 3.	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019
3.2	Amendment to Articles of Incorporation	Incorporated by reference from the Quarterly Report on Form 10-Q Filed on August 20, 2021
3.3	Bylaws of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019
3.3	Amendment to Bylaws.	Incorporated by reference from the Quarterly Report on Form 10-Q filed May 20, 2021

Item 10.	Material Contracts

10.1	Kaplan Executive Consulting Agreement	Incorporated by reference from the Current Report on Form 8-K filed on January 14, 2022
10.2	Agreement and Plan of Merger with PSLY.com	Incorporated by reference from the Current Report on Form 8-K filed on May 19, 2022
10.3	Termination of Agreement and Plan of Merger	Incorporated by reference from the Current Report on Form 8-K filed on February 22, 2023

Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32	Section 1350 Certifications
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

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

MYCOTOPIA THERAPIES, INC.

Date: March 30, 2022	By:	/s/ Benjamin Kaplan
Benjamin Kaplan,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)