Form 10-Q
period 2023-03-31
Mycotopia Therapies, Inc.
filed 2023-07-14
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _____

Commission file number: 000-56022

Mycotopia Therapies, Inc.
(Exact name of registrant as specified in its charter)

Nevada		87-0645794
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

100 SE 2nd St., Suite 2000, Miami, FL 33131
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of July 13, 2023, we had 14,896,791 shares of common stock outstanding.

Mycotopia Therapies, Inc.

Form 10-Q for the Quarter Ended March 31, 2023

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mycotopia Therapies, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2023	2022
		(Restated)
CURRENT ASSETS
Cash	$357,027	$385,899
TOTAL CURRENT ASSETS	357,027	385,899

NON-CURRENT ASSETS
Property and equipment, net	1,250	1,496
TOTAL ASSETS	$358,277	$387,395

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$761,860	$623,590
Convertible note payable, net of debt discount	790,769	330,153
TOTAL CURRENT LIABILITIES	1,552,629	953,743

Convertible note payable, net of debt discount	-	325,000
TOTAL LIABILITIES	1,552,629	1,278,743

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 0, shares issued and outstanding, respectively; liquidation preference of 0 and 0, respectively	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,858,357 and 14,858,357, shares issued and outstanding, respectively.	14,857	14,857
Additional paid-in capital	6,873,429	6,873,429
Accumulated deficit	(8,082,638)	(7,779,634)

TOTAL STOCKHOLDERS' DEFICIT	(1,194,352)	(891,348)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$358,277	$387,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mycotopia Therapies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended,
	March 31,
	2023	2022
		(Restated)
OPERATING EXPENSE
General and administrative	$145,011	$1,122,107
TOTAL OPERATING EXPENSES	145,011	1,122,107

NET LOSS FROM OPERATIONS	(145,011)	(1,122,107)

OTHER (EXPENSE) INCOME
Interest expense	(157,993)	(179,906)
Interest expense - related party	-	(2,697)
TOTAL OTHER (EXPENSE) INCOME	(157,993)	(182,603)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(303,004)	$(1,304,710)
Provision for income taxes	-	-

NET LOSS	$(303,004)	$(1,304,710)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.09)

AVERAGE NUMBER OF COMMON SHARE OUTSTANDING – BASIC AND DILUTED	14,858,357	14,249,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY
(Unaudited)

	Preferred Shares		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31 , 2021 (restated)	-	$-	13,967,332	$13,966	$5,205,820	$(5,167,765)	$52,021
Stock based compensation	-	-	322,122	322	1,018,492	-	1,018,814
Sale of preferred shares in private placements	15,000	15		-	149,985	-	150,000
Conversion of preferred to common	(7,000)	(7)	32,920	33	(26)	-	-
Debt discount on convertible debt and warrants	-	-	-	-	250,000	-	250,000
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(1,304,710)	(1,304,710)
Balance as of March 31, 2022 (restated)	8,000	$8	14,322,374	$14,321	$6,624,271	$(6,472,475)	$166,125

Balance as of December 31 , 2022 (restated)	-	$-	14,858,357	$14,857	$6,873,429	$(7,779,634)	$(891,348)
Net loss for the three months ended, March 31, 2023						(303,004)	(303,004)
Balance as of March 31, 2023	-	$-	14,858,357	$14,857	$6,873,429	$(8,082,638)	$(1,194,352)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mycotopia Therapies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the three months ended March 31,
2023		2022
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(303,004)	$(1,304,710)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation expense	246	248
Amortization of debt discount	135,616	154,932
Stock based compensation	-	1,018,814
Changes in Operating Assets and Liabilities:
Increase (Decrease) in accounts payable and accrued expenses	138,270	(52,025)
Accrued interest - shareholder loan	-	2,697
NET CASH USED IN OPERATING ACTIVITIES	(28,872)	(180,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of shareholder loan	-	(5,000)
Proceeds from the issuance of preferred stock	-	150,000
Proceeds from the issuance of convertible debt	-	250,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	-	395,000

CASH FLOWS FROM FINANCING ACTIVITIES:
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH	(28,872)	214,956
CASH AT BEGINNING OF PERIOD	385,899	1,267,519
CASH AT END OF PERIOD	$357,027	$1,482,475

Cash paid during the period:
Cash paid for interest	$-	$5,000
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred to common stock	$-	$70,000
Debt discount on convertible note payable	$-	$250,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023 and 2022

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

For the three months ended March 31, 2023, the Company incurred a net loss of $303,004, had negative cash flows from operations of $28,872 and may incur additional future losses. At March 31, 2023, the Company had total current assets of $357,027 and total current liabilities of $1,552,629 resulting in working capital deficit of $1,195,602.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

Subsequent to the Company’s filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2022, with the Securities and Exchange Commission on May 23, 2022, the Company performed an evaluation of its accounting in connection with the employment agreement entered into between Mycotopia and Ben Kaplan, the Company’s CEO. Management determined that the Original Form 10-Q does not give effect to $288,000 cash compensation and the issuance of a warrant (the “Warrant”) to purchase shares 5% of the fully diluted common stock outstanding of Mycotopia. The cash compensation and Warrant was granted to the Chief Executive Officer of the Company pursuant to his consulting agreement (the “Consulting Agreement”) with Mycotopia entered into on November 17, 2021. Management concluded on April 25, 2023 that it has identified errors in its calculation of compensation in relation to the Consulting Agreement. Accordingly, the Company will restate its consolidated financial statements on Form 10-Q/A as outlined further below.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the three months ended March 31, 2022, and includes an increase to general and administrative expense, total operating expenses, net loss from operations, and net loss of $216,376, and an increase to Net loss per share - basic and diluted of $0.01.

	As Reported	Adjustment	As Corrected
General and administrative	905,731	216,376	1,122,107
Total operating expenses	905,731	216,376	1,122,107
Net loss from operations	(905,731)	(216,376)	(1,122,107)
Net loss before provision from income taxes	(1,088,334)	(216,376)	(1,304,710)
Net loss	(1,088,334)	(216,376)	(1,304,710)
Net loss per share - basic and diluted	(0.08)	(0.01)	(0.09)

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

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $246 and $248 for the three months ended March 31, 2023 and 2022, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses in the three months ended March 31, 2023 and 2022.

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

There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2023 and 2022.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2023 and December 31, 2022, the Company had a full valuation allowance against its deferred tax assets.

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

Stock Based Compensation

We follow ASC 718, Compensation–Stock Compensation, which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options and warrants, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,232,966 and 1,377,263 for the three months ended March 31, 2023 and 2022, respectively, and to outstanding warrants that totaled 1,980,039 and 1,496,808 for the three months ended March 31, 2023 and 2022, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTION

During the year ended December 31, 2020, the Company entered into two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000.  During the year ended December 31, 2021, the Company entered a term promissory note with Ehave, Inc. in the amount of $500,000.  The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. During the year ended December 31, 2022, the Company repaid the $625,000 in outstanding principal and interest due on the three promissory notes. As of March 31, 2023 and December 31, 2022, the Company owed $0 and $0, respectively.  As of March 31, 2023 and December 31, 2022, the Company owed accrued interest related to these loans of $0 and $0, respectively.  During the three months ended March 31, 2023 and 2022, the Company recorded interest expense of $0 and $2,697, respectively, in relation to these notes.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

As of March 31, 2023 and December 31, 2022, the Company had outstanding to various lenders as convertible promissory notes an aggregate amount of $1,100,000. In aggregate, as of March 31, 2023 the principal amount includes $150,000 of original issue discount. All notes are due to mature 24 months from their respective effective date and mature beginning on August 27, 2023 through January 21, 2024 Additionally, the effective interest rate of the notes is 8% and they are convertible into shares of common stock at $1.00 per share.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of March 31, 2023 and December 31, 2022:

		March 31, 2023			December 31, 2022
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2023	$566,381	$500,000	$66,381	$556,244	$500,000	$56,244
Lender B	9/27/2023	62,095	55,000	7,095	60,907	55,000	5,907
Lender C	10/27/2023	246,239	220,000	26,239	241,528	220,000	21,528
Lender E	10/21/2023	2,407	-	2,407	2,407	-	2,407
Lender G	1/21/2024	355,844	325,000	30,844	349,504	325,000	24,504
		$1,232,966	$1,100,000	$132,966	$1,210,590	$1,100,000	$110,590

		*** - Total Outstanding = Principal + Interest as of March 31, 2023 and December 31, 2022

During the three months ended March 31, 2023 and 2022, the Company recorded an aggregate debt discount of $0 and $325,000, respectively, under the terms of convertible promissory note agreement. The total debt discount recorded during the three months ended March 31, 2022 was allocated between the original issue discount related to cash financing fees of $75,000, as well as $250,000 recorded as an offset to additional paid-in capital in connection with the beneficial conversion feature and warrants (see Note 6).

During the three months ended March 31, 2023 and 2022, the Company recorded debt discount amortization expense in the amount of $135,616 and $154,932, respectively.  As of March 31, 2023, the Company had an unamortized debt discount balance of $309,233 with a weighted amortization period of 0.77 years.

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

During the three months ended March 31, 2022, the Company sold 5,000 shares of preferred stock to three shareholders for $150,000 in proceeds as part under a Regulation A offering of Section 3(6) of the Securities Act of 1933.  The shares are allowed to convert into common stock by option of the holder at any time based on the fair market value of the common stock at the date of the conversion. As of March 31, 2023 and December 31, 2022, the preferred stock was converted and none remain outstanding.

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

Warrants Issued

During the three months ended March 31, 2022, the Company issued 325,000 warrants to purchase common stock as part of the convertible promissory notes discussed above in Note 5.

During the three months ended March 31, 2022, the Company issued 49,814 warrants to purchase common stock as part of the consulting agreement with the Company’s CEO, Ben Kaplan. The warrants were valued at $144,376 and were recorded as stock-based compensation. The warrants were valued using the black-scholes option pricing model with the following terms a) stock price of $2.90, b) exercise price of $0.01, c) discount rate of 2.28%, d) volatility of 371%, d) dividend yield of 0%, and f) term of 1.63 years.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the three months ended March 31, 2023

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2023 (restated)	1,980,039	$0.93	1.28
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at March 31, 2023	1,980,039	$0.93	1.03

The intrinsic value of warrants outstanding as of March 31, 2023 was $40,600.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related Party Transaction

Mycotopia Consulting Agreement with the CEO

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

As of March 31, 2023 and December 31, 2022, the Company has recorded $360,000 and $288,000, respectively, for cash compensation as accrued expense in relation to the Mycotopia Consulting Agreement. During the three months ended March 31, 2022 and 2023, the Company has recorded $72,000 and $216,376, respectively, as general and administrative expense, of which $0 and $144,376, respectively, was recorded as stock based compensation in relation to the Warrant issued, in connection with the Mycotopia Consulting Agreement.

Significant terms of the Mycotopia Consulting Agreement are as follows:

Ben Kaplan was granted a Warrant to purchase that number of shares of Mycotopia common stock equal to 5% of the issued and outstanding Mycotopia common shares, on a fully diluted basis. The Warrant has an exercise price of $0.01 USD per share and shall expire November 16, 2023.

Bonus

The Company will pay the CEO a bonus in Mycotopia restricted stock or restricted stock units based on the following EBITDA milestones. For the year ending December 31, 2021, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

Bonus	EBITDA Milestones
$100,000	1st $1,000,000
$100,000	2nd $1,000,000
$100,000	3rd $1,000,000
$100,000	4th $1,000,000
$100,000	5th $1,000,000

The Company will pay the CEO a bonus in restricted stock or restricted stock units based on the following Mycotopia market capitalization by maintaining the below market cap for Mycotopia for a period of 22 consecutive trading days:

Bonus (Shares)	Market Capitalization Milestone
250,000	$30,000,000
250,000	$40,000,000
250,000	$60,000,000
250,000	$80,000,000
250,000	$100,000,000

Stock Grants – Significant Transactions

Upon the Company closing of a Significant Transaction with Mycotopia, the CEO shall be granted shares of Mycotopia common stock or new series of Mycotopia preferred shares that is convertible into Mycotopia common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction for Mycotopia. The CEO shall earn this grant for each Significant Transaction closed by Mycotopia. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for Mycotopia. As of March 31, 2023 and December 31, 2022, the Company did not grant any equity in relation to a Significant Transaction and no amounts have been accrued.

No significant transactions were entered into during the three months ending March 31, 2023.

Other Expenses

The Company will reimburse the CEO for other expenses of $7,000 per month.

NOTE 8 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after March 31, 2023, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the three months ended March 31, 2023, the Company issued 38,434 shares of common stock to a medical advisory board member for services rendered.

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

Critical Accounting Estimates

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have the critical accounting estimates identified below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 3 – Significant Accounting Policies of our 2022 Annual Report on Form 10-K and Note 3 – Significant Accounting Policies in the accompanying consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Stock Based Compensation

ASC 718 Compensation–Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options and warrants, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the three months ended March 31, 2023 and 2022.

Operating Expenses from Operations

Operating expenses from operations for the three months ended March 31, 2023 and 2022, consisted of general and administrative expenses of $145,011 and $1,122,107, respectively. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. Our decrease in general and administrative expenses is the result of decreased in stock-based compensation, advertising and marketing expenses.

Other Income (Expense)

Other expense of $157,993 and $182,603 for the three months ended March 31, 2023 and 2022, respectively, consisted of interest expense from convertible notes with debt discounts and interest expense from related parties.

Net Loss

We had a net loss for the three months ended March 31, 2023 and 2022, of $303,004 and $1,304,710, respectively.

Liquidity and Capital Resources

As of March 31, 2023, we had working capital deficiency of $1,195,602 down from a working capital deficiency of $567,844 as of December 31, 2022. As of March 31, 2023, we had current assets of $357,027, consisting solely of cash. As of March 31, 2023 our current liabilities consisted predominantly of accounts payable and accrued interest, and convertible notes payable. We had an accumulated deficit of $8,082,638 as of March 31, 2023, an increase from an accumulated deficit of $7,779,634 as of December 31, 2022.

Operating activities used net cash of $28,872 for the three months ended March 31, 2023, as compared to using net cash of $180,044 for the three months ended March 31, 2022. Investing activities used net cash of $0 and $0, respectively, for the three months ended March 31, 2023 and 2022. Cash provided by financing activities was $0 for the three months ended March 31, 2023, as compared to $395,500 for the three months ended March 31, 2022. We had a cash balance of $357,027 and $385,899 as of March 31, 2023 and December 31, 2022, respectively.

Our monthly operating costs averaged approximately $9,600 per month for the three months ended March 31, 2023, excluding capital expenditures. We plan to fund our operations with our cash on hand and additional financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023.

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

Mycotopia Therapies, Inc.

Date: July 14, 2023	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer