Form 10-Q
period 2023-06-30
Mycotopia Therapies, Inc.
filed 2023-08-17
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _____

Commission file number: 000-56022

Mycotopia Therapies, Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0645794
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 SE 2nd Street, Suite 2000, Miami, FL 33131
(Address of principal executive offices, including zip code)

954-233-3511
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on “which registered
N/A	N/A	N/A

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 14, 2023, we had 14,896,791 shares of common stock outstanding.

Mycotopia Therapies, Inc.

Form 10-Q for the Quarter Ended June 30, 2023

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mycotopia Therapies Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2023	2022
		(Restated)
CURRENT ASSETS
Cash	$338,894	$385,899
TOTAL CURRENT ASSETS	338,894	385,899

NON-CURRENT ASSETS
Property and equipment, net	1,001	1,496
TOTAL ASSETS	$339,895	$387,395

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$408,652	$335,590
Accrued expenses - related party	432,000	288,000
Convertible Note Payable, net of debt discount	927,892	330,153
TOTAL CURRENT LIABILITES	1,768,544	953,743

Convertible debt	-	325,000
TOTAL LIABILITIES	1,768,544	1,278,743

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 0, shares issued and outstanding, respectively; liquidation preference of $0 and $0, respectively	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,896,791 and 14,858,357, shares issued and outstanding, respectively.	14,895	14,857
Additional paid-in capital	6,917,776	6,873,429
Accumulated deficit	(8,361,320)	(7,779,634)

TOTAL STOCKHOLDERS' DEFICIT	(1,428,649)	(891,348)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$339,895	$387,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mycotopia Therapies Inc.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
		(Restated)		(Restated)
OPERATING EXPENSE
General and administrative	$117,353	$160,611	$262,364	$1,282,718
TOTAL OPERATING EXPENSES	117,353	160,611	262,364	1,282,718

NET LOSS FROM OPERATIONS	(117,353)	(160,611)	(262,364)	(1,282,718)

OTHER (EXPENSE) INCOME
Interest expense	(161,329)	(247,602)	(319,322)	(427,508)
Interest expense - related party	-	(2,727)	-	(5,424)
TOTAL OTHER (EXPENSE) INCOME	(161,329)	(250,329)	(319,322)	(432,932)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(278,682)	$(410,940)	$(581,686)	$(1,715,650)
Provision for income taxes	-	-	-	-

NET LOSS	$(278,682)	$(410,940)	$(581,686)	$(1,715,650)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.03)	$(0.04)	$(0.12)

AVERAGE NUMBER OF COMMON SHARE OUTSTANDING – BASIC AND DILUTED	14,883,698	14,351,954	14,871,098	14,268,731

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Unaudited)

	Preferred Shares		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31 , 2022 (restated)	-	$-	14,858,357	$14,857	$6,873,429	$(7,779,634)	$(891,348)
Net loss for the three months ended, March 31, 2023	-	-	-	-	-	(303,004)	(303,004)
Balance as of March 31, 2023	-	-	14,858,357	14,857	6,873,429	(8,082,638)	(1,194,352)
Stock based compensation	-	-	-	-	635	-	635
Common stock issued to settle accounts payable and accrued expenses	-	-	38,434	38	43,712	-	43,750
Net loss for the three months ended, June 30, 2023	-	-	-	-	-	(278,682)	(278,682)
Balance as of June 30, 2023	-	$-	14,896,791	$14,895	$6,917,776	$(8,361,320)	$(1,428,649)

	Preferred Shares		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31 , 2021 (restated)	-	$-	13,967,332	$13,966	$5,205,820	$(5,167,765)	$52,021
Stock based compensation	-	-	322,122	322	1,018,492	-	1,018,814
Sale of preferred shares in private placements	15,000	15	-	-	149,985	-	150,000
Conversion of preferred to common	(7,000)	(7)	32,920	33	(26)	-	-
Debt discount on convertible debt and warrants	-	-	-	-	250,000	-	250,000
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(1,304,710)	(1,304,710)
Balance as of March 31, 2022 (restated)	8,000	8	14,322,374	14,321	6,624,271	(6,472,475)	166,125
Stock based compensation	-	-	-	-	2,015	-	2,015
Conversion of preferred shares to common shares	(3,000)	(30,000)	22,914	23	29,977	-	-
Conversion of convertible debt into shares of common stock	-	-	83,645	84	83,561	-	83,645
Common stock issued on cashless exercise of warrant	-	-	11,727	12	(12)	-	-
Net loss for the three months ended, June 30, 2022	-	-	-	-	-	(410,940)	(410,940)
Balance as of June 30, 2022 (Restated)	5,000	$(29,992)	14,440,660	$14,440	$6,739,812	$(6,883,415)	$(159,155)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mycotopia Therapies Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30,
	2023	2022
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(581,686)	$(1,715,650)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation expense	495	498
Stock based compensation	44,385	1,020,829
Amortization of debt discount	272,739	375,774
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued expenses	73,062	(35,017)
Increase in accrued expenses - related party	144,000	94,000
Accrued interest - shareholder loan	-	424
NET CASH USED IN OPERATING ACTIVITES	(47,005)	(259,142)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH PROVIDED (USED) IN INVESTING ACTIVITES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of shareholder loan	-	(625,000)
Proceeds from the issuance of preferred stock	-	150,000
Proceeds from the issuance of convertible debt	-	250,000
NET CASH USED IN FINANCING ACTIVITES	-	(225,000)

NET CHANGE IN CASH	(47,005)	(484,142)
CASH AT BEGINNING OF PERIOD	385,899	1,267,519
CASH AT END OF PERIOD	$338,894	$783,377

Cash paid during the period:
Cash paid for interest	$-	$5,000
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred to common stock	$-	$70,000
Debt discount on convertible note payable	$-	$250,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

NOTE 2 - GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. To date, the Company has generated no revenues, experienced negative operating cash flows and has incurred operating losses since inception. Management expects the Company to continue to fund its operations primarily through the issuance of debt or equity.

For the six months ended June 30, 2023, the Company incurred a net loss of $581,686, had negative cash flows from operations of $47,005 and may incur additional future losses. As of June 30, 2023, the Company had total current assets of $338,894 and total current liabilities of $1,768,544 resulting in a working capital deficit of $1,429,650.

The Company’s existence is dependent upon management’s ability to develop profitable operations which raises substantial doubt about the Company’s ability to continue as a going concern. Management is devoting substantially all of its efforts to developing its business and raising capital and there can be no assurance that the Company’s efforts will be successful. No assurance can be given that management’s actions will result in profitable operations or the resolution of its liquidity problems. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

As of December 31, 2022

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2021, with the Securities and Exchange Commission on April 14, 2022, the Company performed an evaluation of its accounting in connection with the employment agreement entered into between the Company and Ben Kaplan, the Company’s CEO. Management determined that the Original Form 10-K does not give effect to $288,000 cash compensation and the issuance of a warrant (the “Warrant”) to purchase shares 5% of the fully diluted common stock outstanding of the Company. The cash compensation and Warrant was granted to the Chief Executive Officer of the Company pursuant to his consulting agreement (the “Consulting Agreement”) with the Company entered into on November 17, 2021. Management concluded on April 25, 2023 that it has identified errors in its calculation of compensation in relation to the Consulting Agreement. Accordingly, the Company restated its consolidated financial statements in this Form 10-K/A as outlined further below and in Note 4 - Related Party Transactions.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated balance sheets for the year ended December 31, 2021, and includes an increase to accounts payable of $288,000, an increase to additional paid-in capital of $2,029,861, and an increase to accumulated deficit of $2,317,861.

	As Reported	Reclass	Adjustment	As Restated
Accounts payable	$171,031	$(50,000)	-	$121,031
Accrued expenses – related party	-	$50,000	$288,000	$338,000
Total current liabilities	$306,370	-	$288,000	$594,370
Total liabilities	$929,995	-	$288,000	$1,217,995
Additional paid-in capital	$3,175,959	-	$2,029,861	$5,205,820
Accumulated deficit	$(2,849,904)		$(2,317,861)	$(5,167,765)
Total stockholders’ equity	$340,021	-	$(288,000)	$52,021

For the three and six months ended June 30, 2022

Subsequent to the Company’s filing of its Annual Report on Form 10-Q for the six months ended June 30, 2022, with the Securities and Exchange Commission on August 11, 2022, the Company performed an evaluation of its accounting in connection with the employment agreement entered into between the Company and Ben Kaplan, the Company’s CEO. Management determined that the Original Form 10-Q does not give effect to $288,000 annual cash compensation and the issuance of a warrant (the “Warrant”) to purchase shares 5% of the fully diluted common stock outstanding of the Company. The cash compensation and Warrant was granted to the Chief Executive Officer of the Company pursuant to his consulting agreement (the “Consulting Agreement”) with the Company entered into on November 17, 2021. Management concluded on April 25, 2023 that it has identified errors in its calculation of compensation in relation to the Consulting Agreement. Accordingly, the Company restates its consolidated financial statements in this Form 10-Q/A as outlined further below and in Note 4 - Related Party Transactions.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the three months ended June 30, 2022.

	As Reported	Adjustment	As Restated
General and administrative	$86,596	$74,015	$160,611
Total operating expenses	$86,596	$74,015	$160,611
Loss from operations	$(86,596)	$(74,015)	$(160,611)
Net loss before provision from income taxes	$(336,925)	$(74,015)	$(410,940)
Net loss	$(336,925)	$(74,015)	$(410,940)
Basic and diluted loss per share	$(0.02)	$(0.01)	$(0.03)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the six months ended June 30, 2022.

	As Reported	Adjustment	As Restated
General and administrative	$992,327	$290,391	$1,282,718
Total operating expenses	$992,327	$290,391	$1,282,718
Loss from operations	$(992,327)	$(290,391)	$(1,282,718)
Net loss before provision from income taxes	$(1,425,259)	$(290,391)	$(1,715,650)
Net loss	$(1,425,259)	$(290,391)	$(1,715,650)
Basic and diluted loss per share	$(0.10)	$(0.02)	$(0.12)

Additionally, please refer to Note 4. – Related Party Transactions, where the Company has included additional disclosure related to the CEO’s consulting agreement with the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification, or ASC, and Accounting Standards Updates, or ASUs, of the Financial Accounting Standards Board, or FASB.

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

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $495 and $498 for the six months ended June 30, 2023 and 2022, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses in the six months ended June 30, 2023 and 2022.

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

There were no changes in the fair value hierarchy leveling during the six months ended June 30, 2023 and 2022.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2023 and December 31, 2022, the Company had a full valuation allowance against its deferred tax assets.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,257,886 and 1,317,613 for the six months ended June 30, 2023 and 2022, respectively, and the outstanding warrants that totaled 1,982,001 and 2,181,560 for six months ended June 30, 2023 and 2022, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTION

During the year ended December 31, 2020, the Company entered into two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000. During the year ended December 31, 2021, the Company entered a term promissory note with Ehave, Inc. in the amount of $500,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. During the year ended December 31, 2022, the Company repaid the $625,000 in outstanding principal and interest due on the three promissory notes. As of June 30, 2023 and December 31, 2022, the Company owed $0 and $0, respectively. As of June 30, 2023 and December 31, 2022, the Company owed accrued interest related to these loan of $0 and $0, respectively.  During the six months ended June 30, 2023 and 2022, the Company recorded interest expense of $0 and $5,424, respectively, in relation to these notes. During the six months ended June 30, 2022, the Company paid $5,000 towards the outstanding accrued interest balance.

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of June 30, 2023 and December 31, 2022, the Company has accrued $432,000 and $288,000, respectively, for cash compensation as accrued expense - related party in relation to the Mycotopia Consulting Agreement. During the three months ended June 30, 2023 and 2022, the Company has recorded $72,635 and $74,015, respectively, as general and administrative expense, of which $635 and $2,015, respectively, was recorded as stock-based compensation in relation to the Warrant issued. During the six months ended June 30, 2023 and 2022, the Company has recorded $144,635 and $290,391, respectively, as general and administrative expense, of which $635 and $146,391, respectively, was recorded as stock-based compensation in relation to the Warrant issued.

Significant terms of the Mycotopia Consulting Agreement are as follows:

BK was granted a Warrant to purchase that number of shares of the Company’s common stock equal to 5% of the issued and outstanding common shares of the Company, on a fully diluted basis. The Warrant has an exercise price of $0.01 per share and shall expire November 16, 2023.

During the six months ended June 30, 2023 and 2022, the Company issued 1,922 and 53,609, respectively, vested warrants in accordance with the Warrant valued at $635 and $146,391, respectively (see Note 6).

Bonus

The Company will pay the CEO a bonus in the Company’s restricted stock or restricted stock units based on the following EBITDA milestones. As of June 30, 2023, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

Bonus	EBITDA Milestones
$100,000	1st $1,000,000
$100,000	2nd $1,000,000
$100,000	3rd $1,000,000
$100,000	4th $1,000,000
$100,000	5th $1,000,000

The Company will pay the CEO a bonus in restricted stock or restricted stock units based on the following Company market capitalization by maintaining the below market cap for the Company for a period of 22 consecutive trading days:

Bonus (Shares)	Market Capitalization Milestone
250,000	$30,000,000
250,000	$40,000,000
250,000	$60,000,000
250,000	$80,000,000
250,000	$100,000,000

Stock Grants – Significant Transactions

Upon the Company closing of a Significant Transaction with the Company, the CEO shall be granted shares of the Company’s common stock or new series of the Company’s preferred shares that is convertible into common stock of the Company equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. The CEO shall earn this grant for each Significant Transaction closed by the Company. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for the Company. As of June 30, 2023 and December 31, 2022, the Company did not grant any equity in relation to a Significant Transaction.

As of June 30, 2023 and 2022, no amounts have been accrued related to the bonuses.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

As of June 30, 2023 and December 31, 2022, the Company had outstanding to various lenders as convertible promissory notes an aggregate amount of $1,100,000. In aggregate, as of June 30, 2023 the principal amount includes $150,000 of original issue discount. All notes are due to mature 24 months from their respective effective date and mature beginning on August 27, 2023 through January 21, 2024. Additionally, the effective interest rate of the notes is 8% and they are convertible into shares of common stock at $1.00 per share.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of June 30, 2023 and December 31, 2022:

		June 30, 2023			December 31, 2022
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2023	$578,530	$500,000	$78,530	$556,244	$500,000	$56,244
Lender B	9/27/2023	63,348	55,000	8,348	60,907	55,000	5,907
Lender C	10/27/2023	251,204	220,000	31,204	241,528	220,000	21,528
Lender D	10/21/2023	2,407	-	2,407	2,407	-	2,407
Lender E	1/21/2024	362,397	325,000	37,397	349,504	325,000	24,504
		$1,257,886	$1,100,000	$157,886	$1,210,590	$1,100,000	$110,590

*** - Total Outstanding = Principal + Interest as of June 30, 2023 and December 31, 2022

During the six months ended June 30, 2023 and 2022, the Company recorded an aggregate debt discount of $0 and $325,000, respectively, under the terms of convertible promissory note agreement. The total debt discount recorded during the six months ended June 30, 2022 was allocated between the original issue discount related to cash financing fees of $75,000, as well as $250,000 recorded as an offset to additional paid-in capital in connection with the beneficial conversion feature and warrants (Note 6).

During the six months ended June 30, 2023 and 2022, the Company recorded debt discount amortization expense in the amount of $272,739 and $375,774, respectively.  As of June 30, 2023, the Company had an unamortized debt discount balance of $172,110 with a weighted amortization period of 0.5 year.

NOTE 6 – STOCKHOLDERS’ EQUITY

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Mezzanine Equity

The Preferred Shares are recorded as mezzanine equity in accordance with ASC 480 at its initial net carrying value in the amount of $50,000. The Series A Shares are recorded as mezzanine equity in accordance with ASC 480 because the Company may be obligated to issue a variable number of shares at a fixed price known at inception and there is no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would be presumed and the Series A Shares are classified as mezzanine equity in accordance with ASC 480-10-S99. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series A Shares, all outstanding Series A Shares shall automatically convert into common stock.

During the six months ended June 30, 2022, the Company sold 15,000 shares of preferred stock to three shareholders for $150,000 in proceeds as part under a Regulation A offering of Section 3(6) of the Securities Act of 1933.  The shares are allowed to convert into Common stock by option of the holder at any time based on the fair market value of the common stock at the date of the conversion. As of June 30, 2022, 10,000 preferred shares with a fair value of $100,000 had been converted in various installments, into an aggregate 55,834 shares of common stock.

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

During the six months ended June 30, 2023, the Company issued 38,434 shares of common stock to settle $43,750 of accrued expenses.

Warrants Issued

During the six months ended June 30, 2022, the Company issued 325,000 warrants to purchase common stock as part of the convertible promissory notes discussed above in Note 5.

During the six months ended June 30, 2022, the Company issued 53,609 warrants to purchase common stock as part of the consulting agreement with the Company’s CEO, Ben Kaplan. The warrants were valued at $146,391 and were recorded as stock-based compensation. The warrants were valued using the black-scholes option pricing model with the following weighted average terms a) stock price of $2.73, b) exercise price of $0.01, c) discount rate of 2.32%, d) volatility of 369%, d) dividend yield of 0%, and f) term of 1.73 years.

During the six months ended June 30, 2022, the Company issued 11,727 shares of common stock upon the cashless exercise of 16,667 warrants.

During the six months ended June 30, 2023, the Company issued 1,922 warrants to purchase common stock as part of the consulting agreement with the Company’s CEO, Ben Kaplan. The warrants were valued at $635 and were recorded as stock-based compensation. The warrants were valued using the black-scholes option pricing model with the following weighted average terms a) stock price of $0.34, b) exercise price of $0.01, c) discount rate of 5.50%, d) volatility of 157%, d) dividend yield of 0%, and f) term of 0.38 years.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the six months ended June 30, 2023

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2023 (restated)	1,980,079	$0.93	1.28
Granted	1,922	0.01	0.38
Exercised	-	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at June 30, 2023	1,982,001	$0.84	0.34

The intrinsic value of warrants outstanding as of June 30, 2023 was $21,000.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related Party Transaction

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan whereby Mr. Kaplan was appointed as CEO of the Company (see Note 4).

NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events occurring after June 30, 2023, the date of our most recent balance sheet, through the date our financial statements were issued, and there are no events requiring disclosure.

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

Critical Accounting Estimates

We have identified the estimates outlined below as critical to our business operations and an understanding of our results of operations. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have the critical accounting estimates identified below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 3 – Significant Accounting Policies of our 2022 Annual Report on Form 10-K and Note 3 – Significant Accounting Policies in the accompanying consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the three months ended June 30, 2023 and 2022.

Operating Expenses from Operations

Operating expenses from operations for the three months ended June 30, 2023 and 2022, consisted of general and administrative expenses of $117,353 and $160,611, respectively. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. Our decrease in general and administrative expenses is the result of decreased administrative costs due to decreased compliance costs.

Other Income (Expense)

Other expenses of $161,329 and $250,329 for the three months ended June 30, 2023 and 2022, respectively, consisted of interest expense from convertible notes with debt discounts and interest expense from related parties.

Net Loss

We had a net loss for the three months ended June 30, 2023 and 2022, of $278,682 and $410,940, respectively.

Comparison of the Six Months Ended June 30, 2023 and 2022

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the six months ended June 30, 2023 and 2022.

Operating Expenses from Operations

Operating expenses from operations for the six months ended June 30, 2023 and 2022, consisted of general and administrative expenses of $262,364 and $1,282,718, respectively. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. Our decrease in general and administrative expenses is the result of decreased administrative costs due to decreased compliance costs, and a decrease in stock-based compensation.

Other Income (Expense)

Other expenses of $319,322 and $432,932 for the six months ended June 30, 2023 and 2022, respectively, consisted of interest expense from convertible notes with debt discounts and interest expense from related parties.

Net Loss

We had a net loss for the six months ended June 30, 2023 and 2022, of $581,686 and $1,715,650, respectively.

Liquidity and Capital Resources

As of June 30, 2023, we had working capital deficiency of $1,429,650, an increase from a working capital deficiency of $567,844 as of December 31, 2022. As of June 30, 2023, we had current assets of $338,894, consisting solely of cash. As of June 30, 2023 our current liabilities consisted predominantly of accounts payable and accrued expenses, accrued expenses – related party and convertible notes payable. We had an accumulated deficit of $8,361,320 as of June 30, 2023, an increase from an accumulated deficit of $7,779,634 as of December 31, 2022.

Operating activities used net cash of $47,005 for the six months ended June 30, 2023, as compared to using net cash of $259,142 for the six months ended June 30, 2022. The Company did not have any investing activities for the six months ended June 30, 2023 and 2022. The Company did not have any financing activities for the six months ended June 30, 2023.The Company had net cash used of $225,000 from financing activities for the six months ended June 30, 2022. We had a cash balance of $338,894 and $385,899 as of June 30, 2023 and December 31, 2022, respectively.

We plan to fund our operations with cash on hand and additional financing.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023.

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

Mycotopia Therapies, Inc.

Date: August 17, 2023	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer