Form 10-K/A
period 2021-12-31
Mycotopia Therapies, Inc.
filed 2023-10-17
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Mycotopia Therapies, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2021, with the Securities and Exchange Commission (“SEC”) on April 14, 2022 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (“Amendment No. 1” or “Form 10-K/A”) is being filed to reflect the restatement of accounts payable, common stock, additional paid-in capital, general and administrative expense, net loss, and net loss per share (the “Restatement”) in the consolidated balance sheet and statement of operations for the year ended December 31, 2021.

The Restatement is due to the Company performing an evaluation of its accounting in connection with the employment agreement entered into between the Company and Ben Kaplan, the Company’s CEO. Management determined that the Original Form 10-K does not give effect to $288,000 cash compensation and the issuance of a warrant (the “Warrant”) to purchase shares equal to 5% of the fully diluted common stock outstanding of the Company. The cash compensation and Warrant was granted to the Chief Executive Officer of the Company pursuant to his consulting agreement entered into on November 17, 2021. On April 25, 2023, management concluded its evaluation and determined that the identified errors require the filing of Amendment No. 1, as further discussed in Notes 1 and 4 to the consolidated financial statements included in this Form 10-K/A.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION (RESTATED)

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

Operating Expenses from Operations

Operating expenses from operations for the years ended December 31, 2021 and 2020, consisted of general and administrative expenses of $4,986,970. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. Our increase in general and administrative expenses is the result of increased administrative costs due to increased compliance costs. The Company has employed cost savings strategies as we seek to find another active business that may be interested in acquiring us.

Other Income (Expense) from Operations

Other expense of $151,621 for the year ended December 31, 2021 consisted of interest expense from convertible notes with debt discounts and interest expense from related parties. Other expense of $1,806 for the year ended December 31, 2020, consisted of $1,806 of interest expense from related parties.

Net Loss from Operations

We had a net loss from operations for the years ended December 31, 2021 and 2020, of $4,986,970 and $14,223, respectively.

Liquidity and Capital Resources

As of December 31, 2021, we had working capital of $673,149, up from working capital of $108,751 as of December 31, 2020. Our current assets of $1,267,519 consisted solely of cash, while our current liabilities consisted predominantly of accounts payable and accrued expenses, related party accrued expenses,  and a shareholder loan. We had an accumulated deficit of $5,167,765 as of December 31, 2021, an increase from an accumulated deficit of $29,174 as of December 31, 2020.

Operating activities used net cash of $235,482 for the year ended December 31, 2021, as compared to using net cash of $14,253 for the year ended December 31, 2020. Investing activities used net cash of $2,746 and $0, respectively, for the years ended December 31, 2021 and 2020. Financing activities provided cash proceeds of $1,395,000 for the year ended December 31, 2021, as compared cash proceeds of $125,000 for the year ended December 31, 2020. We had a cash balance of $1,267,519 and $110,747 as of December 31, 2021 and 2020, respectively.

Our monthly operating costs averaged approximately $19,900 per month for the year ended December 31, 2021, excluding capital expenditures. We plan to fund our operations with our cash on hand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mycotopia Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets Mycotopia Therapies, Inc. (the Company) as of December 31, 2021 and 2020, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Considerations

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has negative cashflows from operations and has not generated revenues, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

April 14, 2022, except the effects of the matter described in Note 2, Note 3, Note 4, Note 6 and Note 8, which are dated October 11, 2023

Mycotopia Therapies, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
	(Restated)
CURRENT ASSETS
Cash	$1,267,519	$110,747
TOTAL CURRENT ASSETS	1,267,519	110,747

NON-CURRENT ASSETS
Equipment, net	2,497	-
TOTAL ASSETS	$1,270,016	$110,747

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$121,031	$220
Accrued expenses - related party	338,000	-
Accrued interest - shareholder loan	10,339	1,776
Shareholder loan	125,000	-
TOTAL CURRENT LIABILITES	594,370	1,996

Convertible Note Payable, net of debt discount	123,625	-
Shareholder loan payable, non-current	500,000	125,000
TOTAL LIABILITIES	1,217,995	126,996

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized and no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 13,932,537 and 12,925,420, shares issued and outstanding, respectively.	13,966	12,925
Additional paid-in capital	5,205,820	-
Accumulated deficit	(5,167,765)	(29,174)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	52,021	(16,249)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,270,016	$110,747

The accompanying notes are an integral part of these consolidated financial statements

Mycotopia Therapies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2021	2020
	(Restated)
Operating Expense
General and administrative	$4,986,970	$14,223
Total Operating Expense	4,986,970	14,223

Loss from Operations	(4,986,970)	(14,223)

Other expense

Interest expense	(143,057)	-
Interest expense - related party	(8,564)	(1,806)
Total other expense	(151,621)	(1,806)

Net loss before provision for income taxes	(5,138,591)	(16,029)
Provision for income taxes	-	-

Net loss	$(5,138,591)	$(16,029)

Basic and diluted loss per share	$(0.38)	$(0.00)

Average number of common shares outstanding - basic and diluted	13,412,634	12,425,420

The accompanying notes are an integral part of these consolidated financial statements

Mycotopia Therapies, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
For the year ended December 31, 2021 and 2020

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2019	12,425,420	$12,425	$-	$(13,145)	$(720)
Common stock issued for services - related party	500,000	500	-	-	500
Stock options issued for services	-	-	-	-	-
Net loss for the year ended, December 31, 2020	-	-	-	(16,029)	(16,029)
Balance as of December 31, 2020	12,925,420	$12,925	$-	$(29,174)	$(16,249)

Stock based compensation (restated)	1,016,912	1,016	4,310,845	-	4,311,861
Sale of common shares (and warrants) in private placements	-	-	-	-	-
Debt discount on convertible debt and warrants	25,000	25	894,975	-	895,000
Stock Issuance due on services rendered in prior periods	-	-	-	-	-
Stock issued to debt holder	-	-	-	-	-
Net loss for the year ended, December 31, 2021 (restated)	-	-	-	(5,138,591)	(5,138,591)
Balance as of December 31 , 2021 (restated)	13,967,332	$13,966	$5,205,820	$(5,167,765)	$52,021

The accompanying notes are an integral part of these consolidated Financial Statements

Mycotopia Therapies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended, December 31,
	2021	2020
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,138,591)	$(16,029)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	249	-
Amortization of debt discount	123,625	-
Stock based compensation	4,311,861	-
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	120,811	1,776
Increase in accrued expenses - related party	338,000	-
Increase in accrued interest - shareholder loan	8,563	-
Net cash used in operating activities	(235,482)	(14,253)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,746)	-
Net cash provided by investing activities	(2,746)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	500,000	125,000
Proceeds from the issuance of convertible debt	895,000	-
Net cash provided by financing activities	1,395,000	125,000

Net increase in cash	1,156,772	110,747

Cash, beginning of period	110,747	-

Cash, end of period	$1,267,519	$110,747

Non-cash Investing and Financing Activities:
Debt discount on convertible note payable	$895,000	$-

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

Notes to Consolidated Financial Statements (Restated)

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

NOTE 2 - GOING CONCERN (RESTATED)

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

For the year ended December 31, 2021, the Company incurred a net loss of $5,138,591, had negative cash flows from operations of $235,482 and may incur additional future losses. At December 31, 2021, the Company had total current assets of $1,267,519 and total current liabilities of $594,370 resulting in working capital of $673,149.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Restatement of Previously Issued Financial Statements

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2021, with the Securities and Exchange Commission on April 14, 2022, the Company performed an evaluation of its accounting in connection with the employment agreement entered into between Mycotopia and Ben Kaplan, the Company’s CEO. Management determined that the Original Form 10-K does not give effect to $288,000 cash compensation and the issuance of a warrant (the “Warrant”) to purchase shares 5% of the fully diluted common stock outstanding of Mycotopia. The cash compensation and Warrant was granted to the Chief Executive Officer of the Company pursuant to his consulting agreement (the “Consulting Agreement”) with Mycotopia entered into on November 17, 2021. Management concluded on April 25, 2023 that it has identified errors in its calculation of compensation in relation to the Consulting Agreement. Accordingly, the Company restates its consolidated financial statements in this Form 10-K/A as outlined further below and in Note 4 - Related Party Transactions.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated balance sheets for the year ended December 31, 2021, and includes an increase to accounts payable of $288,000, an increase to additional paid-in capital of $2,029,861, and an increase to accumulated deficit of $2,317,861.

	As Reported	Reclass	Adjustment	As Restated
Accounts payable	$171,031	$(50,000)	$-	$121,031
Accrued expenses – related party	$-	$50,000	$288,000	$338,000
Total current liabilities	$306,370	$-	$288,000	$594,370
Total liabilities	$929,995	$-	$288,000	$1,217,995
Additional paid-in capital	$3,175,959	$-	$2,029,861	$5,205,820
Accumulated deficit	$(2,849,904)	$-	$(2,317,861)	$(5,167,765)
Total stockholders’ equity	$340,021	$-	$(288,000)	$52,021

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the year ended December 31, 2021, and includes an increase to general and administrative expense, total operating expenses, loss from operations and net loss of $2,317,861 and an increase  to basic and diluted net loss per share of $0.17.

	As Reported	Adjustment	As Restated
General and administrative	$2,669,109	$2,317,861	$4,986,970
Total operating expenses	$2,669,109	$2,317,861	$4,986,970
Loss from operations	$(2,669,109)	$(2,317,861)	$(4,986,970)
Net loss before provision from income taxes	$(2,820,730)	$(2,317,861)	$(5,138,591)
Net loss	$(2,820,730)	$(2,317,861)	$(5,138,591)
Basic and diluted loss per share	$(0.21)	$(0.17)	$(0.38)

Additionally, please refer to Note 4 – Related Party Transactions, where the Company has included additional disclosure related to the CEO’s consulting agreement with the Company.

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

Basic and Diluted Net Loss per Share (Restated)

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,007,500 and 0 for the years ended December 31, 2021 and 2020, respectively, and the outstanding warrants that totaled 1,463,784 and 0 for the years ended December 31, 2021 and 2020, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTION (RESTATED)

During the year ended December 31, 2020, the Company entered into two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000. During the year ended December 31, 2021, the Company entered a term promissory note with Ehave, Inc. in the amount of $500,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. As of December 31, 2021 and 2020, the Company owes $625,000 and $125,000, respectively. As of December 31, 2021, and 2020, the Company accrued interest related to these loans and has outstanding $10,339 and $1,776, respectively.  During the year ended December 31, 2021, and 2020, the Company recorded interest expense of $8,564 and $1,806, respectively, in relation to these notes.

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of December 31, 2021, the Company recorded $288,000 for cash compensation as accrued expense - related party  in relation to the Mycotopia Consulting Agreement. During the year ending December 31, 2021, the Company recorded $2,317,861 as general and administrative expense, of which $2,029,861 was recorded as stock-based compensation in relation to the Warrant issued in connection with the Mycotopia Consulting Agreement.

Significant terms of the Mycotopia Consulting Agreement are as follows:

BK was granted a Warrant to purchase that number of shares of Mycotopia common stock equal to 5% of the issued and outstanding Mycotopia common shares, on a fully diluted basis. The Warrant has an exercise price of $0.01 per share and shall expire November 16, 2023.

During the year ended December 31, 2021, the Company issued 812,118 vested Mycotopia warrants in accordance with the Warrant valued at $2,029,861 (Note 6).

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

Stock Grants – Significant Transactions

Upon the Company closing of a Significant Transaction with Mycotopia, the CEO shall be granted shares of Mycotopia common stock or new series of Mycotopia preferred shares that is convertible into Mycotopia common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction for Mycotopia. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for Mycotopia. For the year ending December 31, 2021, the Company did not grant any equity in relation to a Significant Transaction.

As of December 31, 2021, no amounts have been accrued related to the bonuses.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

During the year ended December 31, 2021, the Company issued convertible promissory notes in the principal amount of $1,007,500. The principal amount includes $96,000 of original issue discount, $16,500 in cash financing fees, $49,750 in non-cash financing fees and 651,666 warrants with an exercise price of $1.50 per share. The term of the notes are 24 months and carry an effective interest rate of 8.00%. The notes mature beginning on August 27, 2023 through September 17, 2023. The convertible promissory notes are convertible into shares of common stock at $1.00 per share. The Company recorded a debt discount in the amount of $1,007,500, in the aggregate, in relation to the original issue discount and cash financing fees of $112,500, and the conversion feature, warrants, the 25,000 shares of common stock (see Note 6) recorded at fair value in the amount of $895,000. During the year ended December 31, 2021, the Company recorded amortization expense in the amount of $123,625 in relation to the amortization of debt discount of which $102,634 was recorded as amortization expense in relation to the warrants and conversion feature and $11,942 and $9,048 was recorded as interest expense in relation to the original issue discount and financing fees in the consolidated statements of operations and comprehensive income. As of December 31, 2021, the Company had an unamortized debt discount balance of $883,875 with a weighted amortization period of 1.87 years.

The Company recorded $895,000 as a debt discount with an offset to additional paid-in capital in relation to the beneficial conversion feature, the warrants, and the 25,000 shares of common stock issued in relation to the convertible debt. The common stock was valued at $49,750. The beneficial conversion feature was valued at $339,243 and the warrants were valued at $506,007, in the aggregate. The Company calculated the fair value of the beneficial conversion feature and warrants using the black-scholes option pricing model with the following assumptions:

For the Year Ended December 31, 2021
Expected term, in years	2.0
Exercise price	1.5
Expected volatility	100%
Stock price	1.80 – 2.49
Risk-free interest rate	0.22% – 0.71%
Dividend yield	0%

NOTE 6 – STOCKHOLDERS’ EQUITY (RESTATED)

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

During the year ended December 31, 2021, the Company issued 812,118 vested Mycotopia warrants in accordance with the BK Warrant valued at $2,029,861 (Note 4).

Warrants Issued

During the year ended December 31, 2021, the Company issued 651,666 warrants, to purchase common stock as part of the convertible promissory notes discussed above in Note 5.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the period ended December 31, 2021

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2021	-	-
Granted	1,463,784	0.67	2.00
Exercised	-	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at December 31, 2021	1,463,784	$0.67	1.81

The intrinsic value of warrants outstanding as of December 31, 2021 was approximately $2,562,000.

The Company calculated the fair value of the warrants using the black-scholes option pricing model with the following weighted average assumptions for the year ended December 31, 2021:

For the Year Ended December 31, 2021
Expected term, in years	2.0
Exercise price	$0.67
Expected volatility	100%
Stock price	$2.26
Risk-free interest rate	0.44%
Dividend yield	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan whereby Mr. Kaplan was appointed as CEO of the Company (Note 4).

NOTE 8 – INCOME TAXES (RESTATED)

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

The reconciliation between income taxes at the U.S. federal and state statutory rates of approximately 25.5% and the amount recorded in the accompanying consolidated financial statements is as follows:

	2021	2020
Tax expense at U.S. federal statutory rate (21%)	$(1,079,104)	$(2,993)
Tax expense at state statutory rate (4.5%)	(123,863)	(619)
Stock Based Compensation	479,220	-
Amortization of Debt Discount	25,961	-
Change in valuation allowance	722,509	3,612
Other	(24,723)	-
Total	$-	$-

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

	2021	2020
Federal net operating loss carryforward	$601,639	$2,993
State net operating loss carryforward	124,482	619
Deferred tax assets	$726,121	$3,612
Valuation allowance	(726,121)	(3,612)
Total net deferred tax assets	$-	$-

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