Form 10-Q/A
period 2022-03-31
Mycotopia Therapies, Inc.
filed 2023-10-17
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A (Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. At May 16, 2022 the registrant had 11,337,109 shares of common stock, par value $0.086 per share, outstanding.

EXPLANATORY NOTE

Mycotopia Therapies, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the three months ended March 31, 2022, with the Securities and Exchange Commission (“SEC”) on May 23, 2022 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q/A is being filed to reflect the restatement of accrue expenses – related party, common stock, additional paid-in capital, general and administrative expense, net loss, and net loss per share (the “Restatement”) in the consolidated balance sheet and statement of operations for the three months ended March 31, 2022.

The Restatement is due to the Company performing an evaluation of its accounting in connection with the employment agreement entered into between Mycotopia Therapies, Inc. (“Mycotopia”) and Ben Kaplan, the Company’s CEO. Management determined that the does not give effect to $360,000 cash compensation owed through March 31, 2022 and the issuance of a warrant (the “Warrant”) to purchase shares 5% of the fully diluted common stock outstanding of Mycotopia. The cash compensation and Warrant was granted to the Chief Executive Officer of the Company pursuant to his consulting agreement with Mycotopia entered into on November 17, 2021. On April 25, 2023, management concluded its evaluation and determined that the identified errors require the filing of Amendment No. 1, as further discussed in Notes 1 and 4 to the consolidated financial statements included in this Form 10-Q/A.

Mycotopia Therapies, Inc.

Form 10-Q/A for the Quarter Ended March 31, 2022

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mycotopia Therapies, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2022	2021
	(Restated)	(Restated)
CURRENT ASSETS
Cash	$1,482,475	$1,267,519
TOTAL CURRENT ASSETS	1,482,475	1,267,519

NON-CURRENT ASSETS
Property and equipment, net	2,249	2,497
TOTAL ASSETS	$1,484,724	$1,270,016

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$47,006	$121,031
Accrued expenses - related party	360,000	338,000
Accrued interest - shareholder loan	8,036	10,339
Shareholder loan	125,000	125,000
TOTAL CURRENT LIABILITES	540,042	594,370

Convertible Note Payable, net of debt discount	278,557	123,625
Shareholder loan payable, non-current	500,000	500,000
TOTAL LIABILITIES	1,318,599	1,217,995

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, and 8,000 and 0, as of March 31, 2022 and December 31, 2021; liquidation preference of $80,000 and $0, respectively	8	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,332,374 and 13,967,332, shares issued and outstanding, respectively.	14,321	13,966
Additional paid-in capital	6,624,271	5,205,820
Accumulated deficit	(6,472,475)	(5,167,765)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	166,125	52,021

TOTAL LIABILITIES, MEZZANINE EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,484,724	$1,270,016

The accompanying notes are an integral part of these consolidated financial statements

Mycotopia Therapies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(Restated)
OPERATING EXPENSE
General and administrative	$1,122,107	$7,702
TOTAL OPERATING EXPENSES	1,122,107	7,702

NET LOSS FROM OPERATIONS	(1,122,107)	(7,702)

OTHER (EXPENSE) INCOME
Interest expense	(179,906)	-
Interest expense - related party	(2,697)	(538)
TOTAL OTHER (EXPENSE) INCOME	(182,603)	(538)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,304,710)	(8,240)
Provision for income taxes	-	-

NET LOSS	$(1,304,710)	$(8,240)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.09)	$(0.00)

AVERAGE NUMBER OF COMMON SHARE OUTSTANDING – BASIC AND DILUTED	14,249,005	12,925,420

The accompanying notes are an integral part of these consolidated financial statements

MYCOTOPIA THERAPIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY (DEFICIT)
(Unaudited)

	Common Stock		Preferred Shares		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2020	12,925,420	$12,925			-	$(29,174)	$(16,249)
Net loss for the three months ended, March 31, 2021	-	-	-	-	-	(8,240)	$(8,240)
Balance as of March 31, 2021	12,925,420	$12,925	-	$-	$-	$(37,414)	$(24,489)

Balance as of December 31 , 2021 (Restated)	13,967,332	$13,966	-	$-	$5,205,820	(5,167,765)	$52,021
Stock based compensation	322,122	322	-	-	1,018,492	-	1,018,814
Sale of preferred shares in private placements	-	-	15,000	15	149,985.00	-	150,000
Conversion of preferred to common	32,920	33	(7,000)	(7)	(26)	-	-
Debt discount on convertible debt and warrants	-	-	-	-	250,000	-	250,000
Net loss for the three months ended, March 31, 2022	-	-	-	-	-	(1,304,710)	(1,304,710)
Balance as of March 31, 2022 (Restated)	$14,322,374	$14,321	$8,000	$8	$6,624,271	$(6,472,475)	$166,125

The accompanying notes are an integral part of these consolidated financial statements

Mycotopia Therapies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the Three Months Ended, March 31,
	2022	2021
(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,304,710)	$(8,240)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation expense	248	-
Amortization of debt discount	154,932	-
Stock based compensation	1,018,814	-
Changes in Operating Assets and Liabilities:
Increase (Decrease) in accounts payable and accrued expenses	(74,025)	538
Increase in accrued expenses - related party	22,000	-
Accrued interest - shareholder loan	(2,303)	-
NET CASH USED IN OPERATING ACTIVITES	(185,044)	(7,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of preferred stock	150,000	-
Proceeds from the issuance of convertible debt	250,000	-
NET CASH PROVIDED (USED) BY FINANCING ACTIVITES	400,000	-

NET CHANGE IN CASH	214,956	(7,702)

CASH AT BEGINNING OF PERIOD	1,267,519	110,747

CASH AT END OF PERIOD	$1,482,475	$103,045

Cash paid during the period:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred to common stock	$70,000	$-
Debt discount on convertible note payable	$250,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022 and 2021

(Restated)

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

For the three months ended March 31, 2022, the Company incurred a net loss of $1,304,710, had negative cash flows from operations of $185,044 and may incur additional future losses. At March 31, 2022, the Company had total current assets of $1,482,475 and total current liabilities of $540,042 resulting in working capital deficit of $942,433.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

Restatement of Previously Issued Financial Statements

Subsequent to the Company’s filing of its Annual Report on Form 10-Q for the three months ended March 31, 2022, with the Securities and Exchange Commission on May 23, 2022, the Company performed an evaluation of its accounting in connection with the employment agreement entered into between the Company and Ben Kaplan, the Company’s CEO. Management determined that the Original Form 10-Q does not give effect to $288,000 annual cash compensation and the issuance of a warrant (the “Warrant”) to purchase shares 5% of the fully diluted common stock outstanding of the Company. The cash compensation and Warrant was granted to the Chief Executive Officer of the Company pursuant to his consulting agreement (the “Consulting Agreement”) with Mycotopia entered into on November 17, 2021. Management concluded on April 25, 2023 that it has identified errors in its calculation of compensation in relation to the Consulting Agreement. Accordingly, the Company restates its consolidated financial statements in this Form 10-Q/A as outlined further below and in Note 4 - Related Party Transactions.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated balance sheets for the period ended March 31, 2022.

	As Reported	Adjustment	As Restated
Accrued expenses – related party	$-	$360,000	$360,000
Total current liabilities	$180,042	$360,000	$540,042
Total liabilities	$958,599	$360,000	$1,318,599
Additional paid-in capital	$4,450,034	$2,174,237	$6,624,271
Accumulated deficit	$(3,938,238)	$(2,029,861)	$(6,472,475)
Total stockholders’ equity	$526,125	$(360,000)	$166,125

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the three months ended March 31, 2022.

	As Reported	Adjustment	As Restated
General and administrative	$905,731	$216,376	$1,122,107
Total operating expenses	$905,731	$216,376	$1,122,107
Loss from operations	$(905,731)	$(216,376)	$(1,122,107)
Net loss before provision from income taxes	$(1,088,334)	$(216,376)	$(1,304,710)
Net loss	$(1,088,334)	$(216,376)	$(1,304,710)
Basic and diluted loss per share	$(0.08)	$(0.01)	$(0.09)

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

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $248 and $0 for the three months ended March 31, 2022 and 2021, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses in the three months ended March 31, 2022 and 2021.

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

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2022 and December 31, 2021, the Company had a full valuation allowance against its deferred tax assets.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,377,263 and 0 for the three months ended March 31, 2022 and 2021, respectively, and the outstanding warrants that totaled 1,680,265 and 0 for the three months ended March 31, 2022 and 2021, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTION (RESTATED)

During the year ended December 31, 2020, the Company entered into two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000. During the year ended December 31, 2021, the Company entered a term promissory note with Ehave, Inc. in the amount of $500,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. As of March 31, 2022 and December 31, 2021, the Company owed $625,000 and $625,000, respectively. As of March 31, 2022 and December 31, 2021, the Company owed accrued interest related to these loans of $8,036 and $10,339, respectively.  During the three months ended March 31, 2022 and 2021, the Company recorded interest expense of $2,697 and $538, respectively, in relation to these notes.

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of March 31, 2022, the Company has recorded $360,000 for cash compensation as accrued expense - related party in relation to the Mycotopia Consulting Agreement. During the three months ended March 31, 2022 and 2021, the Company has recorded $216,376 and $0, respectively, as general and administrative expense, of which $144,376 was recorded as stock-based compensation in relation to the Warrant issued, in connection with the Mycotopia Consulting Agreement.

Significant terms of the Mycotopia Consulting Agreement are as follows:

BK was granted a Warrant to purchase that number of shares of Mycotopia common stock equal to 5% of the issued and outstanding Mycotopia common shares, on a fully diluted basis. The Warrant has an exercise price of $0.01 per share and shall expire November 16, 2023.

During the three months ended March 31, 2022, the Company issued 49,814 vested warrants valued at $144,376 (please see Note 6).

Bonus

The Company will pay the CEO a bonus in restricted stock or restricted stock units based on the following EBITDA milestones. As of March 31, 2022, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

Bonus	EBITDA Milestones

$100,000	1st $1,000,000
$100,000	2nd $1,000,000
$100,000	3rd $1,000,000
$100,000	4th $1,000,000
$100,000	5th $1,000,000

The Company will pay the CEO a bonus in restricted stock or restricted stock units based on the following Company’s market capitalization by maintaining the below market cap for Mycotopia for a period of 22 consecutive trading days:

Bonus (Shares)	Market Capitalization Milestone
250,000	$30,000,000
250,000	$40,000,000
250,000	$60,000,000
250,000	$80,000,000
250,000	$100,000,000

Stock Grants – Significant Transactions

Upon the Company closing of a Significant Transaction, the CEO shall be granted shares of the Company’s common stock or new series of the Company’s preferred shares that is convertible into common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. The CEO shall earn this grant for each Significant Transaction closed by the Company. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000. As of March 31, 2022 and December 31, 2021, the Company did not grant any equity in relation to a Significant Transaction.

As of March 31, 2022, no amounts have been accrued related to the bonuses.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

As of March 31, 2022 and December 31, 2021, the Company had outstanding to various lenders as convertible promissory notes an aggregate amount of $1,332,500. In aggregate, as of March 31, 2022 the principal amount includes $171,000 of original issue discount. All notes are due to mature 24 months from their respective effective date and mature beginning on August 27, 2023 through January 21, 2024. Additionally, the effective interest rate of the notes is 8% and they are convertible into shares of common stock at $1.00 per share.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of March 31, 2022 and December 31, 2021:

		March 31, 2022			December 31, 2021
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2023	$524,020	$500,000	$24,020	$513,883	$500,000	$13,883
Lender B	9/27/2023	57,379	55,000.00	2,379	56,269	55,000	1,269
Lender C	10/27/2023	227,536	220,000	7,536	223,134	220,000	3,134
Lender D	11/9/2023	28,362	27,500	862	27,813	27,500	313
Lender E	10/21/2023	56,958	55,000	1,958	55,856	55,000	856
Lender F	12/27/2023	153,093	150,000	3,093	150,132	150,000	132
Lender G	1/21/2024	329,915	325,000	4,915	-	-	-
		$1,377,263	$1,332,500	$44,763	$1,027,087	$1,007,500	$19,587

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

During the three months ended March 31, 2022 and 2021, the Company recorded debt discount amortization expense in the amount of $18,925 and $0, respectively.  As of March 31, 2022, the Company had an unamortized debt discount balance of $1,199,525 with a weighted amortization period of 2.59 years.

NOTE 6 – STOCKHOLDERS’ EQUITY (RESTATED)

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and5,000,000 shares of preferred stock, $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

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

During the three months ended March 31, 2022, the Company sold 15,000 shares of preferred stock to three shareholders for $150,000 in proceeds. The shares are allowed to convert into common stock by option of the holder at any time based on the fair market value of the common stock at the date of the conversion. During the three months ended March 31, 2022, 7,000 shares of preferred stock were converted into 32,920 shares of common stock.

As of March 31, 2022 and December 31, 2021, there were 8,000 and 0 shares of preferred stock outstanding.

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

On March 17, 2022, the Company issued 59,622 shares of common stock valued at $86,250 for consulting services rendered in a prior period.

Warrants Issued

During the three months ended March 31, 2022, the Company issued 166,667 warrants to purchase common stock as part of the convertible promissory notes discussed above in Note 5.

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

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the three months ended March 31, 2022

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2022 (restated)	1,463,784	$0.67	1.83
Granted	216,481	1.16	1.77
Exercised	-	-	-
Forfeited	-	-	-

Warrants outstanding and exercisable at March 31, 2022	1,680,265	$0.74	1.61

The intrinsic value of warrants outstanding as of March 31, 2022, was $3,636,650.

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

Critical Accounting Policies and Estimates

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our March 31, 2023, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Sales and Cost of Sales

Due to the termination of our fresh produce business, we did not have any revenue or cost of revenue from operations for the three months ended March 31, 2022, and 2021.

Operating Expenses from Operations

Operating expenses from operations for the three months ended March 31, 2022, and 2021, consisted of general and administrative expenses of $1,122,107 and $7,702, respectively. General and administrative expenses consisted primarily of consulting fees, stock-

based compensation, board compensation, and legal and professional services. Our increase in general and administrative expenses is the result of the significant increase in stock-based compensation.

Other Income (Expense)

Other expenses of $182,603 and $538 for the three months ended March 31, 2022, and 2021, respectively, consisted of interest expense from convertible notes with debt discounts and interest expense from related parties.

Net Loss

We had a net loss for the three months ended March 31, 2022, and 2021, of $1,304,710 and $8,240, respectively.

Liquidity and Capital Resources

As of March 31, 2022, we had a working capital deficiency of $942,433, an increase from a working capital deficiency of $266,787 as of December 31, 202. As of March 31, 2022, we had current assets of $1,482,475, consisting solely of cash. As of March 31, 2022, our current liabilities consisted predominantly of accounts payable and accrued interest, accrued expenses – related party and convertible notes payable. We had an accumulated deficit of $6,472,475 as of March 31, 2022, an increase from an accumulated deficit of $5,167,765 as of December 31, 2021.

Operating activities used net cash of $185,044 for the three months ended March 31, 2022, as compared to using net cash of $7,702 for the three months ended March 31, 2021. Investing activities used net cash of $0 and $0, respectively, for the three months ended March 31, 2022, and 2021. Cash provided by financing activities was $400,000 for the three months ended March 31, 2022, as compared to $0 for the three months ended March 31, 2021. We had a cash balance of $1,482,475 and $1,267,519 as of March 31, 2022, and December 31, 2021, respectively.

Our monthly operating costs averaged approximately $60,000 per month for the three months ended March 31, 2022, excluding capital expenditures. We plan to fund our operations with our cash on hand and additional financing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022.

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

Mycotopia Therapies, Inc.

Date: October 17, 2023	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer