Form 10-Q/A
period 2022-06-30
Mycotopia Therapies, Inc.
filed 2023-10-17
CIK 1763329

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

Common Stock, Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ¨ Yes x No

Indicate by check mark if the registrant is not required to file reports pursuant to the Section 13 or Section 15(d) of the Exchange Act. ¨ Yes x No

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

EXPLANATORY NOTE

Mycotopia Therapies, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the six months ended June 30, 2022, with the Securities and Exchange Commission (“SEC”) on August 11, 2022 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q/A is being filed to reflect the restatement of accrue expenses – related party, common stock, additional paid-in capital, general and administrative expense, net loss, and net loss per share (the “Restatement”) in the consolidated balance sheet and statement of operations for the three and six months ended June 30, 2022.

The Restatement is due to the Company performing an evaluation of its accounting in connection with the employment agreement entered into between Mycotopia Therapies, Inc. (“Mycotopia”) and Ben Kaplan, the Company’s CEO. Management determined that the does not give effect to $432,000 cash compensation owed through June 30, 2022 and the issuance of a warrant (the “Warrant”) to purchase shares 5% of the fully diluted common stock outstanding of Mycotopia. The cash compensation and Warrant was granted to the Chief Executive Officer of the Company pursuant to his consulting agreement with Mycotopia entered into on November 17, 2021. On April 25, 2023, management concluded its evaluation and determined that the identified errors require the filing of Amendment No. 1, as further discussed in Notes 1 and 4 to the consolidated financial statements included in this Form 10-Q/A.

Mycotopia Therapies, Inc.

Form 10-Q for the Quarter Ended June 30, 2022

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

		June 30,		December 31,
		2022		2021
		(Restated)		(Restated)
CURRENT ASSETS:
Cash		$783,377		$1,267,519
TOTAL CURRENT ASSETS		783,377		1,267,519

NON-CURRENT ASSETS
Property and equipment, net		1,999		2,497
TOTAL ASSETS		$785,376		$1,270,016

LIABILITIES, MEZZANINE EQUITY (DEFICIT) AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:	$		$
Accounts payable and accrued expenses		84,868		121,031
Accrued expenses – related party		432,000		338,000
Accrued interest - shareholder loan		10,763		10,339
Shareholder loan		-		125,000
TOTAL CURRENT LIABILITES		527,631		594,370

Convertible Note Payable, net of debt discount		416,900		123,625
Shareholder loan payable, non-current		-		500,000
TOTAL LIABILITIES		944,531		1,217,995

MEZZANINE EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 5,000,000 shares authorized, and 5,000 and 0, as of June 30, 2022, and December 31, 2021; liquidation preference of $50,000 and $0, respectively		50,000		-

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,440,660 and 13,967,332, shares issued and outstanding, respectively.		14,440		13,966
Additional paid-in capital		6,659,820		5,205,820
Accumulated deficit		(6,883,415)		(5,167,765)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)		(159,155)		52,021

TOTAL LIABILITIES, MEZZANINE EQUITY (DEFICIT) AND STOCKHOLDERS' EQUITY (DEFICIT)		$785,376		$1,270,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2022	2021		2022	2021
	(Restated)			(Restated)

Operating Expenses	$	$		$	$
General and administrative expenses	160,611		104,896	1,282,718		112,598
Total Operating Expenses	160,611		104,896	1,282,718		112,598

Loss from operations	(160,611)		(104,896)	(1,282,718)		(112,598)

Other expense:
Interest expense	(247,602)		-	(427,508)		-
Interest expense – related party	(2,727)		(2,513)	(5,424)		(3,051)
Total Other (Expense) Income	(250,329)		(2,513)	(432,932)		(3,051)

Net loss before provision for income taxes	(410,940)		(107,409)	(1,715,650)		(115,649)
Provision for income taxes	-		-	-		-

Net (loss) income	$(410,940)		$(107,409)	$(1,715,650)		$(115,649)

Loss per share - basic and diluted	$(0.03)		$(0.01)	$(0.12)		$(0.01)

Weighted-average common shares outstanding – basic and diluted	14,351,954		12,925,420	14,268,731		12,925,420

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY (DEFICIT)

(Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2021 (Restated)	-	$-	13,967,332	$13,966	$5,205,820	$(5,167,765)	$52,021

Stock based compensation	-	-	322,000	322	1,018,492	-	1,018,814
Sale of preferred shares in private placements	15,000	150,000	-	-	-	-	150,000
Conversion of preferred shares to common shares	(7,000)	(70,000)	32,920	33	69,967	-	-
Debt discount on convertible debt and warrants	-	-	-	-	250,000	-	250,000
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(1,304,710)	(1,304,710)
Balance as of March 31, 2022 (Restated)	8,000	$80,000	14,322,374	$14,321	$6,544,279	$(6,472,475)	$166,125

Stock based compensation	-	-	-	-	2,015	-	2,015
Conversion of preferred shares to common shares	(3,000)	(30,000)	22,914	23	29,977	-	-
Conversion of convertible debt into shares of common stock	-	-	83,645	84	83,561	-	83,645
Common stock issued on cashless exercise of warrant	-	-	11,727	12	(12)	-	-
Net loss for the three months ended June 30, 2022	-	-	-	-	-	(410,940)	(410,940)

Balance as of June 30, 2022 (Restated)	5,000	$50,000	14,440,660	$14,440	$6,659,820	$(6,883,415)	$(159,155)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2020	12,925,420	$12,925	-	$-	$-	$(29,174)	$(16,249)

Net loss for the three months ended March 31, 2021						(8,240)	(8,240)
Balance as of March 31, 2021	12,925,420	$12,925	-	$-	$-	$(37,414)	$(24,489)

Net loss for the three months ended June 30, 2021						(107,409)	(107,409)
Balance as of June 30, 2021	12,925,420	$12,925	-	$-	$-	$(144,823)	$(131,898)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Period Ended June 30,
	2022	2021
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(1,715,650)	$(115,649)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	498	-
Amortization of debt discount	377,204	-
Stock based compensation	1,020,829	-
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued expenses	(35,017)	15,786
Increase (decrease) in accrued expenses – related party	94,000
Accrued interest – shareholder loan payable	424	3,050
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(257,712)	(96,813)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from shareholder loan	-	500,000
Repayment of shareholder loan	(625,000)	-
Proceeds from the issuance of preferred stock	150,000	-
Proceeds from the issuance of convertible note payable	250,000	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(225,000)	500,000

CASH FLOWS FROM INVESTING ACTIVITES:
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES:	-	-

NET CHANGE IN CASH	(482,712)	403,187

CASH AT BEGINNING OF PERIOD	1,267,519	110,747

CASH AT END OF PERIOD	$784,807	$513,934

Supplemental cash flow information:

Cash paid during the period:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

NON-CASH FINACING ACTIVITIES:
Conversion of preferred to common stock	$100,000	$-
Debt discount on convertible note payable	$250,000	$-
Conversion of convertible debt in common stock	$83,645	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

Mycotopia Therapies Inc, (formerly 20/20 Global)(“the Company” or “Mycotopia”) headquarter in Florida, incorporated in the state of Nevada in January of 2020, and is a 100% wholly owned corporation of Ehave Inc, a public traded company. Mycotopia Therapies, Inc. promotes the study of psychedelics for the treatment of mental health issues and supports the creation of both natural and synthetic molecules for the development of appropriate treatments. also intends to deploy technology from its parent company, Ehave, Inc., in the collection of research and clinical data to further the study of the effects of psychedelics in the treatment of mental health issues.

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

For the six months ended June 30, 2022, the Company incurred a net loss of $1,715,650, had negative cash flows from operations of $257,712 and may incur additional future losses. At June 30, 2022, the Company had total current assets of $783,377 and total current liabilities of $527,631, resulting in working capital of $257,746.

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

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated balance sheets for the period ended June 30, 2022.

	As Reported	Adjustment	As Restated
Accrued expenses – related party	-	432,000	432,000
Total current liabilities	95,631	432,000	527,631
Total liabilities	512,531	432,000	944,531
Additional paid-in capital	4,483,567	2,176,253	6,659,820
Accumulated deficit	(4,275,163)	(2,608,252)	(6,883,415)
Total stockholders’ equity	272,845	(432,000)	(159,155)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the three months ended June 30, 2022.

	As Reported	Adjustment	As Restated
General and administrative	86,596	74,015	160,611
Total operating expenses	86,596	74,015	160,611
Loss from operations	(86,596)	(74,015)	(160,611)
Net loss before provision from income taxes	(336,925)	(74,015)	(410,940)
Net loss	(336,925)	(74,015)	(410,940)
Basic and diluted loss per share	(0.02)	(0.01)	(0.03)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the six months ended June 30, 2022.

	As Reported	Adjustment	As Restated
General and administrative	992,327	290,391	1,282,718
Total operating expenses	992,327	290,391	1,282,718
Loss from operations	(992,327)	(290,391)	(1,282,718)
Net loss before provision from income taxes	(1,425,259)	(290,391)	(1,715,650)
Net loss	(1,425,259)	(290,391)	(1,715,650)
Basic and diluted loss per share	(0.10)	(0.02)	(0.12)

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

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation on the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $498 and $0 for the six months ended June 30, 2022 and 2021, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses during the six months ended June 30, 2022 and 2021.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,317,613 and 0 for the three and six months ended June 30, 2022 and 2021, respectively, and the outstanding warrants that totaled 1,667,393 and 0 for the three and six months ended June 30, 2022 and 2021, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTION

During February and April 2020, the Company entered into three term promissory notes with Ehave, Inc. (a majority shareholder) in the amounts of $25,000, $100,000, and $500,000, respectively. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. The Company repaid all the outstanding principal due on these three promissory notes in a May 2023 installment of $400,000 and a June 2023 installment of $225,000. As of June 30, 2022, and December 31, 2021, the Company owed $0 and $625,000, respectively, in principle related to these promissory notes. During the six months ended June 30, 2022, and June 30, 2021, the Company recorded interest expense of $5,424 and $3,051, respectively, in relation to these notes, and paid $5,000 and $0, respectively, towards the outstanding accrued interest balance. As of June 30, 2022, and December 31, 2021, the Company’s outstanding accrued interest balance related to these promissory notes was $10,763 and $10,339 respectively.

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of June 30, 2022, the Company has recorded $432,000 for cash compensation as accrued expense - related party  in relation to the Mycotopia Consulting Agreement. During the three months ended June 30, 2022 and 2021, the Company has recorded $74,015 and $0, respectively, as general and administrative expense, of which $2,015 was recorded as stock-based compensation in relation to the Warrant issued, in connection with the Mycotopia Consulting Agreement. During the six months ended June 30, 2022 and 2021, the Company has recorded $290,391 and $0, respectively, as general and administrative expense, of which $146,391 was recorded as stock-based compensation in relation to the Warrant issued, in connection with the Mycotopia Consulting Agreement.

Significant terms of the Mycotopia Consulting Agreement are as follows:

BK was granted a Warrant to purchase that number of shares of the Company’s common stock equal to 5% of the issued and outstanding common shares, on a fully diluted basis. The Warrant has an exercise price of $0.01 per share and shall expire November 16, 2023.

During the six months ended June 30, 2022, the Company issued 53,609 vested warrants in accordance with the Warrant valued at $146,391 (please see Note 6).

Bonus

The Company will pay the CEO a bonus in the Company’s restricted stock or restricted stock units based on the following EBITDA milestones. As of June 30, 2022, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

Bonus	EBITDA Milestones
$100,000	1st $1,000,000
$100,000	2nd $1,000,000
$100,000	3rd $1,000,000
$100,000	4th $1,000,000
$100,000	5th $1,000,000

The Company will pay the CEO a bonus in restricted stock or restricted stock units based on the following Company market capitalization by maintaining the below market cap for a period of 22 consecutive trading days:

Bonus (Shares)	Market Capitalization Milestone
250,000	$30,000,000
250,000	$40,000,000
250,000	$60,000,000
250,000	$80,000,000
250,000	$100,000,000

Stock Grants – Significant Transactions

Upon the Company closing of a Significant Transaction with the Company, the CEO shall be granted shares of the Company’s common stock or new series of the Company’s preferred shares that is convertible into common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction for the Company. The CEO shall earn this grant for each Significant Transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000. As of June 30, 2022 and December 31, 2021, the Company did not grant any equity in relation to a Significant Transaction.

As of June 30, 2022, no amounts have been accrued related to the bonuses.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

During the six months ended June 30, 2022 and 2021, the Company issued convertible promissory notes in the principal amount of $325,000 and $0, respectively. During the six months ended June 30, 2022, the Company received notice to convert two loans for an aggregate of $82,500 in principal and $1,145 in interest, into 83,645 shares of common stock (see Note 6).  As a result, the company had outstanding to various lenders as convertible promissory notes an aggregate amount of $1,250,000 and $1,007,500 as of June 30, 2022, and December 31, 2021, respectively. In aggregate, as of June 30, 2022, the principal amount included $163,500 of original issue discount, $18,000 in cash financing fees, $49,750 in non-cash financing fees (see note 6) and 1,305,000 warrants with an exercise price of $1.50 per share. All notes are due to mature 24 months from their respective effective date and mature beginning on August 27, 2023 through January 21, 2024 Additionally, the notes effective interest rate of the notes is 8% and are convertible into share of common stock at $1.00 per share.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of June 30, 2022 and December 31, 2021:

		June 30, 2022			December 31, 2021
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2023	534,472	500,000	34,472	513,883	500,000	13,883
Lender B	9/27/2023	58,523.31	55,000	3,523	56,268.91	55,000	1,269
Lender C	10/27/2023	232,074	220,000	12,074	223,134	220,000	3,134
Lender D	11/9/2023	-	-	-	27,813	27,500	313
Lender E	10/21/2023	-	-	-	55,856	55,000	856
Lender F	12/27/2023	156,146	150,000	6,146	150,132	150,000	132
Lender G	1/21/2024	336,397	325,000	11,397	-	-	-
		1,317,613	1,250,000	67,613	1,027,087	1,007,500	19,587

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

During the six months ended June 30, 2022 and 2021, the Company recorded amortization expense in the amount of $375,774 and $0, respectively, as amortization of debt discount of which $314,131 was recorded as amortization expense in relation to the warrants and conversion feature, $45,217 was recorded as interest expense in relation to the original issue discount and, $16,426 financing fees in the consolidated statements of operations and comprehensive income. As of June 30, 2022, the Company had an unamortized debt discount balance of $833,101 with a weighted amortization period of 1.48 years.

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

During the six months ended, the Company sold 15,000 shares of preferred stock to three shareholders for $150,000 in proceeds as part under a Regulation A offering of Section 3(6) of the Securities Act of 1933.  The shares are allowed to convert into Common stock by option of the holder at any time based on the fair market value of the common stock at the date of the conversion. As of June 30, 2022, 10,000 preferred shares with a fair value of $100,000 had been converted in various installments, into an aggregate 55,834 shares of common stock.

Conversion of Convertible Debt and Warrants to Equity

During the year ended December 31, 2021, the Company issued 141,635,524 shares of common stock, in the aggregate, upon the conversion of convertible promissory notes and accrued interest in the amount of $1,469,004, in the aggregate. During the six months ended June 30, 2022, the Company issued 83,645 shares of common stock, in the aggregate, upon the conversion of convertible promissory notes and accrued interest in the amount of $83,645 (see Note 5).

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

Warrant Activity

During the six months ended June 30, 2022 and 2021, the Company issued 166,667 warrants to purchase common stock as part of the convertible promissory notes discussed above in Note 5.

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

During the six months ended June 30, 2022, the Company issued 11,727 shares of common stock upon the cashless exercise of 16,667 warrants.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity for the six months ended June 30, 2022:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2022	1,463,784	$0.67	1.83
Granted	220,276	1.14	1.93
Exercised	(16,667)	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at June 30, 2022	1,667,393	$0.72	1.36

As of June 30, 2022, the outstanding and exercisable warrants have an intrinsic value of $450,178. The aggregate intrinsic value was calculated as the difference between the closing market price as of June 30, 2022, which was $0.53, and the exercise price of the outstanding stock options.

The warrants granted during the period ending June 30, 2022 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the Six Months Ended,
	June 30, 2022	June 30, 2021
Expected term, in years	1.93
Exercise price	$1.14	-
Expected volatility	138%	-
Stock price	$2.96	-
Risk-free interest rate	1.20%	-
Dividend yield	0%	-

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

Subsequent to the six months ended June 30, 2022, the Company converted $113,345 in outstanding principal and equity into 113,345 shares of common stock.

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

General and administrative expense for the three months ended June 30, 2022 totaled $160,611, an increase of $55,715 compared to $104,896 for the three months ended June 30, 2021. The increase was primarily due to legal and professional services in relation to being a public traded company.

Other expense

Other expense for the three months ended June 30, 2022 totaled $250,329, an increase of $247,816 compared to $2,513 for the three months ended June 30, 2021. The increase was due to interest expense on our convertible promissory notes.

Comparison of the Six months ended June 30, 2022 and 2021

General and administrative

General administrative expenses consist primarily of costs associated with our overall operations and being a public company. The costs include legal and professional services, corporate and compliance related fees.

General and administrative expense for the six months ended June 30, 2022 totaled $1,282,718, an increase of $1,170,120 compared to $112,598 for the six months ended June 30, 2021. The increase was primarily due to stock-based compensation, advertising and marketing expenses, and legal and professional services in relation to being a public traded company.

Other expense

Other expense for the six months ended June 30, 2022 totaled $432,932, an increase of $429,881 compared to $3,051 for the six months ended June 30, 2021. The increase was due to the interest expense and amortization expense on the debt discount from our loans.

Liquidity and Capital Resources

To date, we have generated no revenues, experienced negative operating cash flows and have incurred operating losses from our activities. We expect to continue to fund our operations through the issuance of debt or equity. As of June 30, 2022, our accumulated deficit was $6,883,415. Such conditions raise substantial doubts about our ability to continue as a going concern.

During the six months ended, June 30, 2022, the Company raised $150,000 from the sale of the Company’s preferred stock. Additionally, the Company raised an additional $250,000 from the proceeds from convertible debt. This is addition to previous capital raises that occurred during the year ended December 31, 2021, in which, the Company raised $895,000 in cash proceeds from the issuance of convertible debt, as well as, $500,000 in cash proceeds from a related party loan.

As of June 30, 2022, we had total current assets of $783,377 and total current liabilities of $527,631 resulting in a working capital of $255,746. Net cash used in operating activities for the six months ended June 30, 2022 was $257,712, which includes a net loss from continuing operations of $1,715,650 offset by changes in net working capital items related to the increase in stock based compensation of $1,020,829, the increase in the amortization of debt discount of $375,774, the increase in depreciation expense of $498, the decrease in accounts payable and accrued expenses of $35,017, an increase to accrued expenses – related party of $94,000, and the increase in accrued interest – shareholder loan of $424..

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