Form 10-Q/A
period 2022-09-30
Mycotopia Therapies, Inc.
filed 2023-11-06
CIK 1763329

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

EXPLANATORY NOTE

Mycotopia Therapies, Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the nine months ended September 30, 2022, with the Securities and Exchange Commission (“SEC”) on November 14, 2022 (the “Original Form 10-Q”). This Amendment No. 1 on Form 10-Q/A is being filed to reflect the restatement of accrued expenses – related party, common stock, additional paid-in capital, general and administrative expense, net loss, and net loss per share (the “Restatement”) in the consolidated balance sheet and statement of operations for the three and nine months ended September 30, 2022.

The Restatement is due to the Company performing an evaluation of its accounting in connection with the employment agreement entered into between Mycotopia Therapies, Inc. (“Mycotopia”) and Ben Kaplan, the Company’s CEO. Management determined that the Original Form 10-Q does not give effect to $216,000 cash compensation owed through June 30, 2022 and the issuance of a warrant (the “Warrant”) to purchase shares 5% of the fully diluted common stock outstanding of Mycotopia. The cash compensation and Warrant were granted to the Chief Executive Officer of the Company pursuant to his consulting agreement with Mycotopia entered into on November 17, 2021. On April 25, 2023, management concluded its evaluation and determined that the identified errors require the filing of Amendment No. 1, as further discussed in Notes 1 and 4 to the consolidated financial statements included in this Form 10-Q/A.

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mycotopia Therapies, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2022	2021
	(Restated)
CURRENT ASSETS
Cash	$438,425	$1,267,519
TOTAL CURRENT ASSETS	438,425	1,267,519

NON-CURRENT ASSETS
Property and equipment, net	1,748	2,497
TOTAL ASSETS	$440,173	$1,270,016

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$100,988	$121,031
Accrued expenses - related party	216,000	338,000
Accrued interest - shareholder loan	-	10,339
Shareholder loan	-	125,000
Convertible note payable, net of debt discount	195,776	-
TOTAL CURRENT LIABILITES	512,764	594,370

Convertible note payable, net of debt discount	378,657	123,625
Shareholder loan payable, non-current	-	500,000
TOTAL LIABILITIES	891,421	1,217,995

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, and 5,000 and 0, as of September 30, 2022 and December 31, 2021; liquidation preference of $50,000 and $0, respectively	50,000	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,554,095 and 13,967,332, shares issued and outstanding, respectively.	14,553	13,966
Additional paid-in capital	6,660,247	5,205,820
Accumulated deficit	(7,176,048)	(5,167,765)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(451,248)	52,021

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$440,173	$1,270,016

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mycotopia Therapies, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
	(Restated)		(Restated)
OPERATING EXPENSE
General and administrative	$106,982	$2,354,600	$1,389,700	$2,467,198
TOTAL OPERATING EXPENSES	106,982	2,354,600	1,389,700	2,467,198

NET LOSS FROM OPERATIONS	(106,982)	(2,354,600)	(1,389,700)	(2,467,198)

OTHER (EXPENSE) INCOME
Interest expense	(183,872)	-	(611,380)	-
Interest expense - related party	(1,779)	(31,604)	(7,203)	(34,655)
TOTAL OTHER (EXPENSE) INCOME	(185,651)	(31,604)	(618,583)	(34,655)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(292,633)	(2,386,204)	(2,008,283)	(2,501,853)
Provision for income taxes	-	-	-	-

NET LOSS	$(292,633)	$(2,386,204)	$(2,008,283)	$(2,501,853)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.17)	$(0.14)	$(0.19)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE OUTSTANDING – BASIC AND DILUTED	14,530,668	13,643,369	14,410,418	13,168,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY

(Unaudited)

	Preferred Shares		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31 , 2021	-	$-	13,967,332	$13,966	$5,205,820	$(5,167,765)	$52,021
Stock based compensation (restated)	-	-	322,122	322	1,018,492	-	1,018,814
Sale of preferred shares in private placements	15,000	150,000	-	-	-	-	150,000
Conversion of preferred shares to common shares	(7,000)	(70,000)	32,920	33	69,967	-	-
Debt discount on convertible debt and warrants	-	-	-	-	250,000	-	250,000
Net loss for the three months ended, March 31, 2022 (restated)	-	-	-	-	-	(1,304,710)	(1,304,710)
Balance as of March 31, 2022 (restated)	8,000	80,000	14,322,374	14,321	6,544,279	(6,472,475)	166,125
Stock based compensation (restated)	-	-	-	-	2,015	-	2,015
Conversion of preferred shares to common shares	(3,000)	(30,000)	22,914	23	29,977	-	-
Conversion of convertible debt into shares of common stock	-	-	83,645	84	83,561	-	83,645
Common stock issued on cashless exercise of warrant	-	-	11,727	12	(12)	-	-
Net loss for the three months ended, June 30, 2022 (restated)	-	-	-	-	-	(410,940)	(410,940)
Balance as of June 30, 2022 (restated)	5,000	50,000	14,440,660	14,440	6,659,820	(6,883,415)	(159,155)
Stock based compensation (restated)	-	-	-	-	540	-	540
Conversion of preferred shares to common shares	-	-	-	-	-	-	-
Conversion of convertible debt into shares of common stock	-	-	-	-	-	-	-
Common stock issued on cashless exercise of warrant	-	-	113,435	113	(113)	-	-
Net loss for the three months ended, Sept 30, 2022 (restated)	-	-	-	-	-	(292,633)	(292,633)
Balance as of September 30, 2022 (restated)	5,000	$50,000	14,554,095	$14,553	$6,660,247	$(7,176,048)	$(451,248)

	Preferred Shares		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31, 2020	-	-	12,925,420	$12,925	-	$(29,174)	$(16,249)
Net loss for the three months ended, March 31, 2021	-	-	-	-	-	(8,240)	(8,240)
Balance as of March 31, 2021	-	$-	12,925,420	$12,925	$-	$(37,414)	$(24,489)
Net loss for the three months ended, June 30, 2021	-	-	-	-	-	(107,409)	(107,409)
Balance as of June 30, 2021	-	$-	12,925,420	$12,925	$-	$(144,823)	$(131,898)

Stock based compensation	-	-	1,007,537	1,008	2,265,992	-	2,267,000
Debt discount on convertible note payable	-	-	-	-	485,000	-	485,000
Net loss for the three months ended, Sept 30, 2021	-	-	-	-	-	(2,386,204)	(2,386,204)
Balance as of September 30, 2021	-	$-	13,932,957	$13,933	$2,750,992	$(2,531,027)	$233,898

The accompanying notes are an integral part of these condensed consolidated financial statements.

Mycotopia Therapies, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended, September 30,
	2022	2021
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,008,283)	$(2,501,853)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation expense	749	249
Amortization of debt discount	533,308	24,966
Stock based compensation	1,021,369	2,267,000
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued expenses	(18,898)	58,474
Decrease in accrued expense - related party	(122,000)	-
Increase (decrease) in accrued interest - shareholder loan	(10,339)	5,807
NET CASH USED IN OPERATING ACTIVITES	(604,094)	(145,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	-	500,000
Repayment of shareholder loan	(625,000)	-
Proceeds from the issuance of preferred stock	150,000	-
Proceeds from the issuance of convertible debt	250,000	485,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITES	(225,000)	985,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,995)
Net cash provided by investing activities	-	(2,995)

NET CHANGE IN CASH	(829,094)	836,648

CASH AT BEGINNING OF PERIOD	1,267,519	110,747

CASH AT END OF PERIOD	$438,425	$947,395

Cash paid during the period:
Cash paid for interest	$5,000	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred to common stock	$100,000	$-
Debt discount on convertible note payable	$250,000	$485,000
Conversion of convertible debt and interest	$83,645	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

Mycotopia Therapies Inc, (formerly 20/20 Global)(“the Company” or “Mycotopia”) headquartered in Florida, incorporated in the state of Nevada in January of 2020, and is a 100% wholly owned corporation of Ehave Inc, a public traded company. Mycotopia Therapies, Inc. promotes the study of psychedelics for the treatment of mental health issues and supports the creation of both natural and synthetic molecules for the development of appropriate treatments. The Company also intends to deploy technology from its parent company, Ehave, Inc., in the collection of research and clinical data to further the study of the effects of psychedelics in the treatment of mental health issues.

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

For the nine months ended September 30, 2022, the Company incurred a net loss of $2,008,283 and had negative cash flows from operations of $604,094. At September 30, 2022, the Company had total current assets of $438,425 and total current liabilities of $512,764, resulting in a working capital deficit of $74,339.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

Subsequent to the Company’s filing of its Annual Report on Form 10-Q for the nine months ended September 30, 2022, with the Securities and Exchange Commission on November 14, 2022, the Company performed an evaluation of its accounting in connection with the employment agreement entered into between Mycotopia and Ben Kaplan, the Company’s CEO. Management determined that the Original Form 10-Q does not give effect to $288,000 annual cash compensation and the issuance of a warrant (the “Warrant”) to purchase shares 5% of the fully diluted common stock

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

outstanding of Mycotopia. The cash compensation and Warrant were granted to the Chief Executive Officer of the Company pursuant to his consulting agreement (the “Consulting Agreement”) with Mycotopia entered into on November 17, 2021. Management concluded on April 25, 2023 that it has identified errors in its calculation of compensation in relation to the Consulting Agreement. Accordingly, the Company has restated its consolidated financial statements in this Form 10-Q/A as outlined further below and in Note 4 - Related Party Transactions.

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated balance sheets as of September 30, 2022.

	As Reported ($)	Adjustment ($)	As Restated ($)
Accrued expenses – related party	-	216,000	216,000
Total current liabilities	296,764	216,000	512,764
Total liabilities	675,421	216,000	891,421
Additional paid-in capital	4,483,555	2,176,692	6,660,247
Accumulated deficit	(4,783,256)	(2,392,792)	(7,176,048)
Total stockholders’ deficit	235,248	(686,496)	(451,248)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the three months ended September 30, 2022.

	As Reported ($)	Adjustment ($)	As Restated ($)
General and administrative	322,442	(215,460)	106,982
Total operating expenses	322,442	(215,460)	106,982
Loss from operations	(322,442)	215,460	(106,982)
Net loss before provision from income taxes	(508,093)	215,460	(292,633)
Net loss	(508,093)	215,460	(292,633)
Basic and diluted loss per share	(0.04)	0.02	(0.02)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the nine months ended September 30, 2022.

	As Reported ($)	Adjustment ($)	As Restated ($)
General and administrative	1,314,769	74,931	1,389,700
Total operating expenses	1,314,769	74,931	1,389,700
Loss from operations	(1,314,769)	(74,931)	(1,389,700)
Net loss before provision from income taxes	(1,933,352)	(74,931)	(2,008,283)
Net loss	(1,933,352)	(74,931)	(2,008,283)
Basic and diluted loss per share	(0.20)	0.06	(0.14)

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,343,952 and 0 for the three and nine months ended September 30, 2022 and 2021, respectively, and the outstanding warrants that totaled 1,533,957 and 0 for the three and nine months ended September 30, 2022 and 2021, respectively.

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

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of September 30, 2022, the Company has recorded $216,000 for cash compensation as accrued expense - related party in relation to the Mycotopia Consulting Agreement. During the three months ended September 30, 2022 and 2021, the Company has recorded $72,540 and $0, respectively, as general and administrative expense, of which $540 was recorded as stock-based compensation in relation to the Warrant issued, in connection with the Mycotopia Consulting Agreement. During the nine months ended September 30, 2022 and 2021, the Company has recorded $362,931 and $0, respectively, as general and administrative expense, of which $146,931 was recorded as stock-based compensation in relation to the Warrant issued, in connection with the Mycotopia Consulting Agreement.

Significant terms of the Mycotopia Consulting Agreement are as follows:

BK was granted a Warrant to purchase that number of shares of Mycotopia common stock equal to 5% of the issued and outstanding Mycotopia common shares, on a fully diluted basis. The Warrant has an exercise price of $0.01 per share and shall expire November 16, 2023.

During the nine months ended September 30, 2022, the Company issued 55,173 vested Mycotopia warrant shares in accordance with the Warrant valued at $146,931 (see Note 6).

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

Bonus

The Company will pay the CEO a bonus in Mycotopia restricted stock or restricted stock units based on the following EBITDA milestones. As of September 30, 2022, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

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

As of September 30, 2022, no amounts have been accrued related to the bonuses.

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

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT) (RESTATED)

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

STOCK BASED COMPENSATION

On January 21, 2022, the Company issued 250,000 shares of common stock to a related party and majority shareholder, Benjamin Kaplan, as part of his compensation for services rendered in accordance with his Agreement (See Note 7) for services rendered as CEO. The Company expensed $750,000 in relation to this issuance.

On January 24, 2022, the Company issued 12,500 shares of common stock to a consultant for services rendered. The Company expensed $38,188 in relation to this issuance.

On March 17, 2022, the Company issued 59,622 shares of common stock valued at $86,250 as stock-based compensation for consulting services rendered.

Warrant Activity

During the nine months ended September 30, 2022, the Company issued 166,667 warrants to purchase common stock as part of the convertible promissory notes discussed above in Note 5.

During the nine months ended September 30, 2022, the Company issued 55,173 warrants to purchase common stock as part of the consulting agreement with the Company’s CEO, Ben Kaplan. The warrants were valued at $146,931 and were recorded as stock-based compensation. The warrants were valued using the Black-Scholes option pricing model with the following weighted average terms a) stock price of $2.66, b) exercise price of $0.01, c) discount rate of 2.36%, d) volatility of 366%, d) dividend yield of 0%, and f) term of 1.60 years.

During the nine months ended September 30, 2022, the Company issued 125,162 shares of common stock upon the cashless exercise of 151,667 warrants.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity for the nine months ended September 30, 2022:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2022	1,463,784	$0.67	1.83
Granted	221,840	1.13	2.03
Exercised	(151,667)	-	-
Forfeited	-	-	-
Warrants outstanding and exercisable at September 30, 2022	1,533,957	$0.66	1.54

As of September 30, 2022, the outstanding and exercisable warrants have an intrinsic value of approximately $298,000. The aggregate intrinsic value was calculated as the difference between the closing market price as of September 30, 2022, which was $0.35, and the exercise price of the outstanding stock options.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

The warrants granted in relation to both debt and stock based compensation issued during the period ending September 30, 2022 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the Nine Months Ended,
	September 30, 2022	September 30, 2021
Expected term, in years	1.90
Exercise price	1.13	-
Expected volatility	166%	-
Stock price	2.92	-
Risk-free interest rate	1.35%	-
Dividend yield	0%	-

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

General and administrative

General and administrative expense for the three months ended September 30, 2022 totaled $106,982, a decrease of $2,247,618 compared to $2,354,600 for the three months ended September 30, 2021. The decrease was primarily due to a decrease in stock-based compensation and legal and professional services in relation to being a public traded company.

Other expense

Other expense for the three months ended September 30, 2022 totaled $185,651, an increase of $154,047 compared to $31,604 for the three months ended September 30, 2021. The increase was due to interest expense on our convertible promissory notes and related debt discount amortization.

Comparison of the Nine Months Ended September 30, 2022 and 2021

General and administrative

General and administrative expense for the nine months ended September 30, 2022 totaled $1,389,700, a decrease of $1,077,498 compared to $2,467,198 for the nine months ended September 30, 2021. The decrease was primarily due to stock-based compensation, advertising and marketing expenses, and legal and professional services in relation to being a public traded company.

Other expense

Other expense for the nine months ended September 30, 2022 totaled $618,583, an increase of $583,928 compared to $34,655 for the nine months ended September 30, 2021. The increase was due to the interest expense and amortization expense on the debt discount from our loans.

Liquidity and Capital Resources

To date, we have generated no revenues, experienced negative operating cash flows and have incurred operating losses from our activities. We expect to continue to fund our operations through the issuance of debt or equity. As of September 30, 2022, our accumulated deficit was $7,176,048. Such conditions raise substantial doubts about our ability to continue as a going concern.

During the nine months ended, September 30, 2022, we raised $150,000 from the sale of our preferred stock. Additionally, the Company raised an additional $250,000 from the proceeds from convertible debt. This is in addition to previous capital raises that occurred during the year ended December 31, 2021, in which, the Company raised $485,000 in cash proceeds from the issuance of convertible debt, as well as, $500,000 in cash proceeds from a related party loan.

As of September 30, 2022, we had total current assets of $438,425 and total current liabilities of $512,764 resulting in a working capital deficit of $74,339. Net cash used in operating activities for the nine months ended September 30, 2022 was $604,094, which includes a net loss from operations of $2,008,283, offset by stock based compensation of $1,021,369, amortization of debt discount of $533,308, and depreciation expense of $749, a decrease in accounts payable and accrued expenses of $18,898, a decrease in accrued expense – related party of $122,000 and a decrease in accrued interest on our shareholder loans of $10,339.

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

Mycotopia Therapies, Inc.

Date: October 30, 2023	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer