Form 10-K/A
period 2022-12-31
Mycotopia Therapies, Inc.
filed 2023-11-06
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE

Mycotopia Therapies, Inc. (the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2022, with the Securities and Exchange Commission (“SEC”) on March 30, 2023 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K/A (“Amendment No. 1” or “Form 10-K/A”). This Amendment No. 1 on Form 10-K/A is being filed to reflect the restatement of accrued expenses – related party, common stock, additional paid-in capital, general and administrative expenses, net loss, and net loss per share (the “Restatement”) in the consolidated balance sheet and statement of operations for the year ended December 31, 2022.

The Restatement is due to the Company performing an evaluation of its accounting in connection with the employment agreement entered into between Mycotopia Therapies, Inc. (“Mycotopia”) and Ben Kaplan, the Company’s CEO. Management determined that the Original Form 10-K does not give effect to the issuance of a warrant (the “Warrant”) to purchase shares 5% of the fully diluted common stock outstanding of Mycotopia. The cash compensation and Warrant was granted to the CEO of the Company pursuant to his consulting agreement with Mycotopia entered into on November 17, 2021. On April 25, 2023, management concluded its evaluation and determined that the identified errors require the filing of Amendment No. 1, as further discussed in Notes 1 and 4 to the consolidated financial statements included in this Form 10-K/A.

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

Operating Expenses from Operations

Operating expenses from operations for the years ended December 31, 2022 and 2021, consisted of general and administrative expenses of $1,736,336 and $4,986,970, respectively. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. Our decrease in general and administrative expenses is the result of decrease administrative costs due to decreased compliance costs. The Company has employed cost savings strategies as we seek to find another active business that may be interested in acquiring us.

Other Income (Expense)

Other expense of $875,533 and $151,621 for the years ended December 31, 2022 and 2021, respectively, consisted of interest expense from convertible notes with debt discounts and interest expense from related parties.

Net Loss

We had a net loss for the years ended December 31, 2022 and 2021, of $2,611,869 and $5,138,591, respectively.

Liquidity and Capital Resources

As of December 31, 2022, we had working capital deficiency of $378,614 own from working capital of $673,149 as of December 31, 2021. Our current assets of $385,899 consisted solely of cash, while our current liabilities consisted predominantly of accrued interest, convertible notes payable, and a shareholder loan. We had an accumulated deficit of $7,779,634 as of December 31, 2022, an increase from an accumulated deficit of $5,167,765 as of December 31, 2021.

Operating activities used net cash of $656,620 for the year ended December 31, 2022, as compared to using net cash of $235,482 for the year ended December 31, 2021. Investing activities used net cash of $0 and $2,746, respectively, for the years ended December 31, 2022 and 2021. Cash used in financing activities was $225,000 for the year ended December 31, 2022, as compared to cash provided of $1,395,000 for the year ended December 31, 2021. We had a cash balance of $385,899 and $1,267,519 as of December 31, 2022 and 2021, respectively.

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

·Assumptions that illustrate the Company’s ability to meet the obligations through management of expenditures, obtaining additional debt financing, and issuance of capital stock for additional funding to meet its operating needs.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

March 30, 2023, except the effects of the matter described in Note 2, Note 3, Note 4, Note 6 and Note 8, which are dated November 3, 2023

Mycotopia Therapies, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021
	(Restated)
CURRENT ASSETS
Cash	$385,899	$1,267,519
TOTAL CURRENT ASSETS	385,899	1,267,519

NON-CURRENT ASSETS
Property and equipment, net	1,496	2,497
TOTAL ASSETS	$387,395	$1,270,016

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$335,590	$121,031
Accrued expenses - related party	288,000	338,000
Accrued interest - shareholder loan	-	10,339
Shareholder loan	-	125,000
Convertible Note Payable, net of debt discount	140,923	-
TOTAL CURRENT LIABILITES	764,513	594,370

Convertible Note Payable, net of debt discount	514,230	123,625
Shareholder loan payable, non-current	-	500,000
TOTAL LIABILITIES	1,278,743	1,217,995

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized, and 0 and 0, as of December 31, 2022 and December 31, 2021; liquidation preference of 0 and $0, respectively	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,858,357 and 13,967,332, shares issued and outstanding, respectively.	14,857	13,966
Additional paid-in capital	6,873,429	5,205,820
Accumulated deficit	(7,779,634)	(5,167,765)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(891,348)	52,021

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ EQUITY (DEFICIT)	$387,395	$1,270,016

The accompanying notes are an integral part of these consolidated financial statements

Mycotopia Therapies, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year
	Ended December 31,
	2022	2021
	(Restated)
OPERATING EXPENSE
General and administrative	$1,736,336	$4,986,970
TOTAL OPERATING EXPENSES	1,736,336	4,986,970

NET LOSS FROM OPERATIONS	(1,736,336)	(4,986,970)

OTHER (EXPENSE) INCOME
Interest expense	(868,330)	(143,057)
Interest expense - related party	(7,203)	(8,564)
TOTAL OTHER (EXPENSE) INCOME	(875,533)	(151,621)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(2,611,869)	$(5,138,591)
Provision for income taxes	-	-

NET LOSS	$(2,611,869)	$(5,138,591)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.18)	$(0.38)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – BASIC AND DILUTED	14,445,002	13,412,634

The accompanying notes are an integral part of these consolidated financial statements

MYCOTOPIA THERAPIES, INC.
CONSOLIDATED STATEMENT OF MEZZANINE EQUITY AND STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Shares		Common Stock			Additional	Accumulated
	Shares	Amount	Shares	Amount		Paid-In Capital	Deficit	Total
Balance as of December 31 , 2020	-	$-	12,925,420	$12,925		-	$(29,174)	$(16,249)
Stock issued for services			1,016,912	1,016		4,310,845	-	4,311,861
Debt discount on convertible debt and warrants			25,000	25		894,975		895,000
Net loss for the year ended, December 31, 2021							(5,138,591)	(5,138,591)
Balance as of December 31 , 2021	-	-	13,967,332	13,966		5,205,820	(5,167,765)	52,021
Stock based compensation (restated)	-	-	322,122	322		1,022,533	-	1,022,855
Sale of preferred shares in private placements	15,000	150,000	-	-		-	-	150,000
Conversion of preferred shares to common shares	(15,000)	(150,000)	105,834	106		149,894	-	-
Debt discount on convertible debt and warrants	-	-	-	-		250,000	-	250,000
Conversion of convertible debt into shares of common stock	-	-	245,645	246	-	245,399	-	245,645
Common stock issued on cashless exercise of warrant	-	-	217,424	217		(217)	-	-
Net loss for the year ended, December 31, 2022 (restated)	-	-	-	-		-	$(2,611,869)	(2,611,869)
Balance as of December 31, 2022 (restated)	-	$-	14,858,357	$14,857		$6,873,429	$(7,779,634)	$(891,348)

The accompanying notes are an integral part of these consolidated financial statements

Mycotopia Therapies, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended, December 31,
	2022	2021
	(as restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,611,869)	$(5,138,591)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation expense	1,001	249
Amortization of debt discount	764,028	123,625
Stock based compensation	1,022,855	4,311,861
Changes in Operating Assets and Liabilities:
Increase in accounts payable and accrued expenses	227,704	408,811
Increase (Decrease) in accrued expenses - related party	(50,000)	50,000
Increase (Decrease) in accrued interest - shareholder loan	(10,339)	8,563
NET CASH USED IN OPERATING ACTIVITES	(656,620)	(235,482)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(2,746)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from shareholder loan	-	500,000
Repayment of shareholder loan	(625,000)	-
Proceeds from the issuance of preferred stock	150,000	-
Proceeds from the issuance of convertible debt	250,000	895,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITES	(225,000)	1,395,000

NET CHANGE IN CASH	(881,620)	1,156,772
CASH AT BEGINNING OF PERIOD	1,267,519	110,747
CASH AT END OF PERIOD	$385,899	$1,267,519

Cash paid during the period:
Cash paid for interest	$17,542	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred to common stock	$150,000	$-
Debt discount on convertible note payable	$250,000	$895,000
Conversion of convertible debt and interest	$245,645	$-

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

For the year ended December 31, 2022, the Company incurred a net loss of $2,611,869, had negative cash flows from operations of $656,620 and may incur additional future losses. At December 31, 2022, the Company had total current assets of $385,899 and total current liabilities of $764,513 resulting in working capital deficit of $378,614.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement of Previously Issued Financial Statements

Subsequent to the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2022, with the Securities and Exchange Commission on March 30, 2023, the Company performed an evaluation of its accounting in connection with the employment agreement entered into between Mycotopia and Ben Kaplan, the Company’s CEO. Management determined that the Original Form 10-K does not give effect to the issuance of a warrant (the “Warrant”) to purchase shares 5% of the fully diluted common stock outstanding of Mycotopia. The Warrant was granted to the Chief Executive Officer of the Company pursuant to his consulting agreement (the “Consulting Agreement”) with Mycotopia entered into on November 17, 2021. Management concluded on April 25, 2023 that it has identified errors in its calculation of compensation in relation to the Consulting Agreement. Accordingly, the Company has restated its consolidated financial statements in this Form 10-K/A as outlined further below and in Note 4 - Related Party Transactions.

For the Year Ended December 31, 2022

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated balance sheets for the year ended December 31, 2022, and includes a reclass from accounts payable and accrued expenses to accrued expenses – related party of $288,000, an increase to additional paid-in capital of $2,178,278, and an increase to accumulated deficit of $2,178,278.

	As Reported	Reclass	Adjustment	As Restated
Accounts payable and accrued expenses	$623,590	$(288,000)	-	$335,590
Accrued expenses – related party	-	$288,000	-	$288,000
Additional paid-in capital	$4,695,151	-	$2,178,278	$6,873,429
Accumulated deficit	$(5,601,356)	-	$(2,178,278)	$(7,779,634)

The following table sets forth the effects of the adjustments on affected items within the Company’s previously reported consolidated statements of operations for the year ended December 31, 2022, and includes a decrease to general and administrative expense, total operating expenses, loss from operations and net loss of $139,583 and a decrease to basic and diluted net loss per share of $0.01.

	As Reported	Adjustment	As Restated
General and administrative	$1,875,919	$(139,583)	$1,736,336
Total operating expenses	$1,875,919	$(139,583)	$1,736,336
Loss from operations	$(1,875,919)	$139,583	$(1,736,336)
Net loss before provision from income taxes	$(2,751,452)	$139,583	$(2,611,869)
Net loss	$(2,751,452)	$139,583	$(2,611,869)
Basic and diluted loss per share	$(0.19)	$0.01	$(0.18)

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

Basic and Diluted Net Loss per Share (Restated)

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,210,590 and 1,027,087 for the years ended December 31, 2022 and 2021, respectively, and the outstanding warrants that totaled 1,542,502 and 1,463,784 for the years ended December 31, 2022 and 2021, respectively.

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

NOTE 4 – RELATED PARTY TRANSACTIONS (RESTATED)

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

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of December 31, 2022, the Company has recorded $288,000 for cash compensation as accrued expense - related party in relation to the Mycotopia Consulting Agreement. During the years ended December 31, 2022 and 2021, the Company recorded $436,417 and $2,317,861, respectively, as general and administrative expense, of which $148,417 and $2,029,861, respectively, was recorded as stock-based compensation in relation to the Warrants issued, in connection with the Mycotopia Consulting Agreement.

Significant terms of the Mycotopia Consulting Agreement are as follows:

BK was granted a Warrant to purchase that number of shares of Mycotopia common stock equal to 5% of the issued and outstanding Mycotopia common shares, on a fully diluted basis. The Warrant has an exercise price of $0.01 per share and shall expire November 16, 2023.

During the years ended December 31, 2022 and 2021, the Company issued 63,718 and 812,118, respectively, vested Mycotopia warrant shares in accordance with the Warrant valued at $148,417 and 2,029,861, respectively (see Note 6).

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

Stock Grants – Significant Transactions

Upon the Company closing of a Significant Transaction with Mycotopia, the CEO shall be granted shares of Mycotopia common stock or new series of Mycotopia preferred shares that is convertible into Mycotopia common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction for Mycotopia. The CEO shall earn this grant for each Significant Transaction closed by Mycotopia. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for Mycotopia. For the years ending December 31, 2022 and 2021, the Company did not grant any equity in relation to a Significant Transaction.

As of December 31, 2022, no amounts have been accrued related to the bonuses.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

During the years ended December 31, 2022 and 2021, the Company issued convertible promissory note in the principal amount of $325,000 and $1,007,500, respectively, with net proceeds of $250,000 and $895,000, respectively. In addition, the debt discount related to the note entered during 2022 was $325,000. In accordance with the terms of the agreement, during the year ended December 31, 2022, the Company received notice to convert three loans for an aggregate of $232,500 in principal and $13,145 in interest, into 245,645 shares of common stock (see Note 6). As of December 31, 2022 and 2021, the Company had outstanding to various lenders as convertible promissory notes an aggregate amount of $1,100,000 and $1,007,500, respectively. In aggregate, as of December 31, 2022 the principal amount includes $163,500 of original issue discount, $18,000 in cash financing fees, $49,750 in non-cash financing fees (see note 6) and 1,196,505 warrants with an exercise price of $1.50 per share. All notes are due to mature 24 months from their respective effective date and mature beginning on August 27, 2023 through January 21, 2024 Additionally, the notes effective interest rate of the notes is 8% and are convertible into shares of common stock at $1.00 per share.

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

During the year ended December 31, 2022, the Company issued 217,424 shares of common stock upon the cashless exercise of 151,667 warrants.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the period ended December 31, 2022

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2022	1,463,784	$$0.67	1.83
Granted	230,385	1.09	1.86
Exercised	(151,667)
Forfeited	-
Warrants outstanding and exercisable at December 31, 2022	1,542,502	$ 0.65	1.29

The intrinsic value of warrants outstanding as of December 31, 2022 was approximately $149,000.

All the warrants granted during the year ending December 31, 2022 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

For the Year Ended December 31, 2022
Expected term, in years	1.86
Exercise price	$1.09
Expected volatility	170%
Stock price	2.82
Risk-free interest rate	1.47%
Dividend yield	0%

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

The reconciliation between income taxes at the U.S. federal and state statutory rates of approximately 25.5% and the amount recorded in the accompanying consolidated financial statements is as follows:

	2022	2021
Tax expense at U.S. federal statutory rate	$(548,492)	$(1,079,014)
Tax expense at state statutory rate	(42,294)	(123,863)
Stock Based Compensation	183,632	479,220
Amortization of Debt Discount	160,446	25,961
Change in valuation allowance	246,709	722,509
Other	-	(24,723)
Total	$-	$-

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

	2022	2021
Federal net operating loss carryforward	$207,058	$601,639
State net operating loss carryforward	42,841	124,482
Total Deferred tax assets	$249,899	$726,121
Valuation allowance	(249,899)	(726,121)
	$-	$-

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

The Company has net operating losses amounting to $985,991 for federal and Florida which can be carried forward indefinitely but are limited to 80% usage.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2022 through the issuance date of these financial statements, and there are no events requiring disclosure.