Form 10-Q
period 2023-09-30
Mycotopia Therapies, Inc.
filed 2023-11-13
CIK 1763329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 13, 2023, we had 14,896,791 shares of common stock outstanding.

Mycotopia Therapies, Inc.

Form 10-Q for the Quarter Ended September 30, 2023

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited)	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	5
	Condensed Consolidated Statements of Changes in Mezzanine Equity and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 (unaudited)	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3	Quantitative and Qualitative Disclosures about Market Risk	17
4	Controls and Procedures	17

	Part II—Other Information

6	Exhibits	18
	Signatures	19

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Mycotopia Therapies Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2023	2022

CURRENT ASSETS
Cash	$316,985	$385,899
TOTAL CURRENT ASSETS	316,985	385,899

NON-CURRENT ASSETS
Property and equipment, net	749	1,496
TOTAL ASSETS	$317,734	$387,395

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$509,527	$335,590
Accrued expenses - related party	504,000	288,000
Convertible note payable, net of debt discount	1,041,556	140,923
TOTAL CURRENT LIABILITES	2,055,083	764,513

Convertible note payable, net of debt discount	-	514,230
TOTAL LIABILITIES	2,055,083	1,278,743

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 0, shares issued and outstanding, respectively; liquidation preference of $0 and $0, respectively	-	-

STOCKHOLDERS' EQUITY
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,896,791 and 14,858,357, shares issued and outstanding, respectively.	14,895	14,857
Additional paid-in capital	6,917,776	6,873,429
Accumulated deficit	(8,670,020)	(7,779,634)

TOTAL STOCKHOLDERS' DEFICIT	(1,737,349)	(891,348)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$317,734	$387,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mycotopia Therapies Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

OPERATING EXPENSE
General and administrative	$165,421	$106,982	$427,785	$1,389,700
TOTAL OPERATING EXPENSES	165,421	106,982	427,785	1,389,700

NET LOSS FROM OPERATIONS	(165,421)	(106,982)	(427,785)	(1,389,700)

OTHER EXPENSE
Interest expense	(143,279)	(183,872)	(462,601)	(611,380)
Interest expense - related party	-	(1,779)	-	(7,203)
TOTAL OTHER EXPENSE	(143,279)	(185,651)	(462,601)	(618,583)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(308,700)	$(292,633)	$(890,386)	$(2,008,283)
Provision for income taxes	-	-	-	-

NET LOSS	$(308,700)	$(292,633)	$(890,386)	$(2,008,283)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.06)	$(0.14)

AVERAGE NUMBER OF COMMON SHARE OUTSTANDING – BASIC AND DILUTED	14,896,791	14,530,668	14,879,756	14,410,418

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
(Unaudited)

	Preferred Shares		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31, 2022	-	-	$14,858,357	$14,857	$6,873,429	$(7,779,634)	$(891,348)
Net loss for the three months ended, March 31, 2023	-	-	-	-	-	(303,004)	(303,004)
Balance as of March 31, 2023	-	-	14,858,357	14,857	6,873,429	(8,082,638)	(1,194,352)
Stock based compensation	-	-	-	-	635	-	635
Common stock issued to settle accounts payable and accrued expenses	-	-	38,434	38	43,712	-	43,750
Net loss for the three months ended, June 30, 2023	-	-	-	-	-	(278,682)	(278,682)
Balance as of June 30, 2023	-	-	14,896,791	14,895	6,917,776	(8,361,320)	(1,428,649)
Net loss for the three months ended, September 30, 2023	-	-	-	-	-	(308,700)	(308,700)
Balance as of September 30, 2023	-	-	$14,896,791	$14,895	$6,917,776	$(8,670,020)	$(1,737,349)

	Preferred Shares		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total

Balance as of December 31, 2021	-	-	$13,967,332	$13,966	$5,205,820	$(5,167,765)	$52,021
Stock based compensation	-	-	322,122	322	1,018,492	-	1,018,814
Sale of preferred shares in private placements	15,000	150,000	-	-	-	-	150,000
Conversion of preferred to common	(7,000)	(70,000)	32,920	33	69,967	-	-
Debt discount on convertible debt and warrants	-	-	-	-	250,000	-	250,000
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(1,304,710)	(1,304,710)
Balance as of March 31, 2022	8,000	80,000	14,322,374	14,321	6,544,279	(6,472,475)	166,125
Stock based compensation	-	-	-	-	2,015	-	2,015
Conversion of preferred shares to common shares	(3,000)	(30,000)	22,914	23	29,977	-	-
Conversion of convertible debt into shares of common stock	-	-	83,645	84	83,561	-	83,645
Common stock issued on cashless exercise of warrant	-	-	11,727	12	(12)	-	-
Net loss for the three months ended, June 30, 2022	-	-	-	-	-	(410,940)	(410,940)
Balance as of June 30, 2022	5,000	50,000	14,440,660	14,440	6,659,820	(6,883,415)	(159,155)
Stock based compensation	-	-	-	-	540	-	540
Common stock issued on cashless exercise of warrant	-	-	113,435	113	(113)	-	-
Net loss for the three months ended September 30, 2022	-	-	-	-	-	(292,633)	(292,633)
Balance as of September 30, 2022	5,000	50,000	$14,554,095	$14,553	$6,660,247	$(7,176,048)	$(451,248)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Mycotopia Therapies Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(890,386)	$(2,008,283)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation expense	747	749
Stock based compensation	44,385	1,021,369
Amortization of debt discount	386,403	533,308
Changes in Operating Assets and Liabilities:
Increase (Decrease) in accounts payable and accrued expenses	173,937	(18,898)
Increase (Decrease) in accrued expenses - related party	216,000	(122,000)
Decrease in accrued interest - shareholder loan	-	(10,339)
NET CASH USED IN OPERATING ACTIVITIES	(68,914)	(604,094)

CASH FLOWS FROM INVESTING ACTIVITIES:
NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of shareholder loan	-	(625,000)
Proceeds from the issuance of preferred stock	-	150,000
Proceeds from the issuance of convertible debt	-	250,000
NET CASH USED IN FINANCING ACTIVITIES	-	(225,000)

NET CHANGE IN CASH	(68,914)	(829,094)
CASH AT BEGINNING OF PERIOD	385,899	1,267,519
CASH AT END OF PERIOD	$316,985	$438,425

Cash paid during the period:
Cash paid for interest	$-	$5,000
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of preferred to common stock	$-	$100,000
Debt discount on convertible note payable	$-	$250,000
Conversion of convertible debt and interest	$-	$83,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

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

NOTE 2 – GOING CONCERN

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

For the nine months ended September 30, 2023, the Company incurred a net loss of $890,386, had negative cash flows from operations of $68,914 and may incur additional future losses. As of September 30, 2023, the Company had total current assets of $316,985 and total current liabilities of $2,055,083 resulting in a working capital deficit of $1,738,098.

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

September 30, 2023 and 2022

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”), have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of the Company’s financial position, results of operations and cash flows as of and for the interim periods presented.

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

Fixed Assets and Depreciation

Property, plant, and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $747 and $749 for the nine months ended September 30, 2023 and 2022, respectively. The estimated useful lives are as follows: buildings and improvements—30 years; machinery and equipment—10-15 years; computer software—3-5 years; vehicles—3-7 years; and land improvements—10-20 years. We assess our long-lived assets for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. There were no impairment losses in the nine months ended September 30, 2023 and 2022.

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

September 30, 2023 and 2022

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

There were no changes in the fair value hierarchy leveling during the six months ended September 30, 2023 and 2022.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2023 and December 31, 2022, the Company had a full valuation allowance against its deferred tax assets.

The Company follows ASC 740-10-25, Income Taxes—Recognition, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Stock Based Compensation

We follow ASC 718, Compensation–Stock Compensation which prescribes accounting and reporting standards for all share-based payment transactions in which employee and non-employee services are acquired. Share-based payments to employees and non-employees, including grants of stock options, are recognized as compensation expense in the financial statements based on their fair values on the grant date. That expense is recognized over the period required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents.  Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent.  The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,286,248 and 1,343,952 for the nine months ended September 30, 2023 and 2022, respectively, and the outstanding warrants that totaled 1,211,091 and 1,533,957 for nine months ended September 30, 2023 and 2022, respectively.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

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

NOTE 4 – RELATED PARTY TRANSACTION

During the year ended December 31, 2020, the Company entered into two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000. During the year ended December 31, 2021, the Company entered a term promissory note with Ehave, Inc. in the amount of $500,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. During the year ended December 31, 2022, the Company repaid the $625,000 in outstanding principal and interest due on the three promissory notes. As of September 30, 2023 and December 31, 2022, the Company owed $0 and $0, respectively. As of September 30, 2023 and December 31, 2022, the Company owed accrued interest related to these loan of $0 and $0, respectively.  During the nine months ended September 30, 2023 and 2022, the Company recorded interest expense of $0 and $5,424, respectively, in relation to these notes.  During the nine months ended September 30, 2022, the Company paid $5,000 towards the outstanding accrued interest balance.

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of September 30, 2023 and December 31, 2022, the Company has accrued $504,000 and $288,000, respectively, for cash compensation as accrued expense - related party in relation to the Mycotopia Consulting Agreement. During the three months ended September 30, 2023 and 2022, the Company has recorded $72,000 and $72,540, respectively, as general and administrative expense, of which $635 and $540, respectively, was recorded as stock-based compensation in relation to Warrants issued. During the nine months ended September 30, 2023 and 2022, the Company has recorded $216,635 and $362,931, respectively, as general and administrative expense, of which $635 and $146,391, respectively, was recorded as stock-based compensation in relation to the Warrant issued.

Significant terms of the Mycotopia Consulting Agreement are as follows:

BK was granted a Warrant to purchase that number of shares of the Company’s common stock equal to 5% of the issued and outstanding common shares of the Company, on a fully diluted basis. The Warrant has an exercise price of $0.01 per share and shall expire November 16, 2023.

During the nine months ended September 30, 2023 and 2022, the Company issued 1,922 and 55,173, respectively, vested warrants in accordance with the Warrant valued at $635 and $146,391, respectively (see Note 6).

Bonus

The Company will pay the CEO a bonus in the Company’s restricted stock or restricted stock units based on the following EBITDA milestones. As of September 30, 2023, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

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

Stock Grants – Significant Transactions

Upon the Company closing of a Significant Transaction with the Company, the CEO shall be granted shares of the Company’s common stock or new series of the Company’s preferred shares that is convertible into common stock of the Company equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. The CEO shall earn this grant for each Significant Transaction closed by the Company. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for the Company. As of September 30, 2023 and December 31, 2022, the Company did not grant any equity in relation to a Significant Transaction.

As of September 30, 2023 and 2022, no amounts have been accrued related to the bonuses.

NOTE 5 – PROMISSORY AND CONVERTIBLE NOTES

As of September 30, 2023 and December 31, 2022, the Company had outstanding to various lenders as convertible promissory notes an aggregate amount of $1,100,000. In aggregate, as of September 30, 2023 the principal amount includes $150,000 of original issue discount. All notes are due to mature 24 months from their respective effective date and mature beginning on August 27, 2023 through January 21, 2024. Additionally, the effective interest rate of the notes is 8% and they are convertible into shares of common stock at $1.00 per share.

As of September 30, 2023, two convertible promissory notes were in default in the aggregate principal amount of $555,000. Default interest accrues at a rate of 20% upon default.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of September 30, 2023 and December 31, 2022:

		September 30, 2023			December 31, 2022
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2023	$595,199	$500,000	$95,199	$556,244	$500,000	$56,244
Lender B	9/27/2023	63,422	55,000	8,422	60,907	55,000	5,907
Lender C	10/27/2023	256,270	220,000	36,270	241,528	220,000	21,528
Lender D	10/21/2023	2,407	-	2,407	2,407	-	2,407
Lender E	1/21/2024	368,951	325,000	43,951	349,504	325,000	24,504
		$1,286,248	$1,100,000	$186,248	$1,210,590	$1,100,000	$110,590

*** - Total Outstanding = Principal + Interest as of September 30, 2023 and December 31, 2022

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

During the nine months ended September 30, 2023 and 2022, the Company recorded an aggregate debt discount of $0 and $325,000, respectively, under the terms of convertible promissory note agreement. The total debt discount recorded during the nine months ended September 30, 2022 was allocated between the original issue discount related to cash financing fees of $75,000, as well as $250,000 recorded as an offset to additional paid-in capital in connection with the beneficial conversion feature and warrants (Note 6).

During the nine months ended September 30, 2023 and 2022, the Company recorded debt discount amortization expense in the amount of $386,403 and $533,308, respectively. As of September 30, 2023, the Company had an unamortized debt discount balance of $58,446 with a weighted amortization period of 0.25 year.

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

During the nine months ended September 30, 2022, the Company sold 15,000 shares of preferred stock to three shareholders for $150,000 in proceeds as part under a Regulation A offering of Section 3(6) of the Securities Act of 1933. The shares are allowed to convert into Common stock by option of the holder at any time based on the fair market value of the common stock at the date of the conversion. As of September 30, 2022, 10,000 preferred shares with a fair value of $100,000 had been converted in various installments, into an aggregate 55,834 shares of common stock.

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

During the nine months ended September 30, 2023, the Company issued 38,434 shares of common stock to settle $43,750 of accrued expenses.

Warrants Issued

During the nine months ended September 30, 2022, the Company issued 166,667 warrants to purchase common stock as part of the convertible promissory notes discussed above in Note 5.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022

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

During the nine months ended September 30, 2023, the Company issued 1,922 warrants to purchase common stock as part of the consulting agreement with the Company’s CEO, Ben Kaplan. The warrants were valued at $635 and were recorded as stock-based compensation. The warrants were valued using the black-scholes option pricing model with the following weighted average terms a) stock price of $0.34, b) exercise price of $0.01, c) discount rate of 5.50%, d) volatility of 157%, d) dividend yield of 0%, and f) term of 0.38 years.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the nine months ended September 30, 2023

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2023	1,542,502	$0.65	1.29
Granted	1,922	0.01	0.38
Exercised	-	-	-
Forfeited	(333,333)	1.50	-
Warrants outstanding and exercisable at September 30, 2023	1,211,091	$0.42	0.15

The intrinsic value of warrants outstanding as of September 30, 2023 was $12,000.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Related Party Transaction

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan whereby Mr. Kaplan was appointed as CEO of the Company (see Note 4).

NOTE 8 – SUBSEQUENT EVENTS

The Company’s management has evaluated subsequent events occurring after September 30, 2023, the date of our most recent balance sheet, through the date our financial statements were issued, and there are no events requiring disclosure.

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

Critical Accounting Estimates

We have identified the estimates outlined below as critical to our business operations and an understanding of our results of operations. Critical accounting estimates are those estimates made in accordance with GAAP that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the Company. Based on this definition, we have the critical accounting estimates identified below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results which are found in Note 3 – Significant Accounting Policies of our 2022 Annual Report on Form 10-K/A and Note 3 – Significant Accounting Policies in the accompanying consolidated financial statements. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the three months ended September 30, 2023 and 2022.

Operating Expenses from Operations

Operating expenses from operations for the three months ended September 30, 2023 and 2022, consisted of general and administrative expenses of $165,421 and $106,982, respectively. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. Our increase in general and administrative expenses is the result of an increase in administrative costs due to being a publicly traded company.

Other Expense

Other expenses of $143,279 and $185,651 for the three months ended September 30, 2023 and 2022, respectively, consisted of interest expense from convertible notes with debt discounts and interest expense from related parties. Interest expense decreased due to a decrease in amortization of the debt discount.

Net Loss

We had a net loss for the three months ended September 30, 2023 and 2022, of $308,700 and $292,633, respectively.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the nine months ended September 30, 2023 and 2022.

Operating Expenses from Operations

Operating expenses from operations for the nine months ended September 30, 2023 and 2022, consisted of general and administrative expenses of $427,785 and $1,389,700, respectively. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. Our decrease in general and administrative expenses is the result of decreased administrative costs due to decreased compliance costs, and a decrease in stock-based compensation.

Other Expense

Other expenses of $462,601 and $611,380 for the nine months ended September 30, 2023 and 2022, respectively, consisted of interest expense from convertible notes with debt discounts and interest expense from related parties. Interest expense decreased due to a decrease in amortization of the debt discount.

Net Loss

We had a net loss for the nine months ended September 30, 2023 and 2022, of $890,386 and $2,008,283, respectively.

Liquidity and Capital Resources

As of September 30, 2023, we had working capital deficiency of $1,738,098, an increase from a working capital deficiency of $378,614 as of December 31, 2022. As of September 30, 2023, we had current assets of $316,985, consisting solely of cash. As of September 30, 2023 our current liabilities consisted predominantly of accounts payable and accrued expenses, accrued expenses – related party and convertible notes payable. We had an accumulated deficit of $8,670,020 as of September 30, 2023, an increase from an accumulated deficit of $7,779,634 as of December 31, 2022.

Operating activities used net cash of $68,914 for the nine months ended September 30, 2023, as compared to using net cash of $604,094 for the nine months ended September 30, 2022. The Company did not have any investing activities for the nine months ended September 30, 2023 and 2022. The Company did not have any financing activities for the nine months ended September 30, 2023.The Company had net cash used of $225,000 from financing activities for the nine months ended September 30, 2022. We had a cash balance of $316,985 and $438,425 as of September 30, 2023 and December 31, 2022, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023.

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

Mycotopia Therapies, Inc.

Date: November 13, 2023	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer