Form 10-K
period 2023-12-31
Mycotopia Therapies, Inc.
filed 2024-04-23
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _____

Commission file number: 000-56022
MYCOTOPIA THERAPIES, INC.
(Exact name of registrant as specified in its charter)
Nevada		87-0645794
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

100 SE 2nd Street, Suite 2000 Miami, FL 33131
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by non-affiliates, computed by reference to the price at which our common equity was last sold or the average bid and asked price of such common equity at June 30, 2023, was $1,552,854.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 12, 2024, we had 14,896,791 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

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

Business Overview

Mycotopia Therapies, Inc. promotes the study of psychedelics for the treatment of mental health issues and supports the creation of both natural and synthetic molecules for the development of appropriate treatments. Mycotopia also intends to deploy technology from its parent company, Ehave, Inc., in the collection of research and clinical data to further the study of the effects of psychedelics in the treatment of mental health issues. With the acquisition of assets from Philon Labs, we intend on using Artificial Intelligence ("AI") to transform great ideas and innovative solutions into disruptive products using advanced engineering and design techniques, enhancing patient care and streamlining medical processes.

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

Business Strategy and Market

In November 2020, Oregon became the first U.S. state to legalize Psilocybin. It has been estimated the psychedelic drugs market will grow 12.4% annually over the next seven years, reaching $10.75 billion in 20271. Several companies are running clinical trials to determine the efficacy of the use psilocybin and other psychedelics in the treatment of chronic pain, opioid withdrawal, and depression.

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

It was the Company’s intent to promote the current studies into psychedelics while developing a pipeline of pharmaceutical grade components for psychedelic based treatments.

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

On November 28, 2023, Mycotopia Therapies Inc. entered into an Asset Sale and Purchase Agreement (the “Asset Purchase Agreement”) and Intellectual Property Assignment Agreement (the “IP Assignment”) with Philon Labs, LLC (“Philon Labs”) for the acquisition of certain assets of Philon Labs including the intellectual property related to its “Phill Robot” and “Milky Way” products.

With this acquisition Mycotopia began to shift its focus to the use of artificial intelligence in robotics to improve quality of life.

Phill Robot and Milkyway

The Phill Robot, our flagship AI-powered massage robot uses advanced AI algorithms to learn and adapt to user preferences for a bespoke massage experience. With its range of massage accessories, this compact home wellness system signifies a leap in the wellness industry.

Phill Robot is the first massage, scratch, and caress robot featuring cutting-edge AI technology, poised to redefine the massage experience by bringing unparalleled convenience to the user's bedside. This innovative creation takes the approach to relaxation and stress relief to the next level, delivering a personalized and spa-quality massage within the confines of one's home. Phill embodies the essence of a "massage-on-demand" experience.

1 US News and World Report, July 2, 2021, https://money.usnews.com/investing/stock-market-news/articles/psychedelic-stocks-to-watch

Phill boasts a patented deployment system with a foldable, long-range arm. It has a 35-inch range and 15-pound massage force, and it is AI-controlled with a wide variety of massage patterns. When in a folded and stored state, it seamlessly serves as a stylish nightstand adjacent to your bed.

The Milkyway, a innovative smart refrigerator for breast milk storage, epitomizes our commitment to addressing real-world challenges. Its automated vertical rotating system and stylish design cater to modern parenting needs. Milkyway features a pioneering patent-pending vertical rotating storage system that efficiently organizes bags by date and ounces, ensuring even freezing. It is fully customizable with a sleek design adaptable to any kitchen or room, and the standard version accommodates up to 99 breast milk storage bags. For larger capacities, a customized version can store 120+ bags, making it ideal for hospitals and nursing rooms. The Milkyway app offers real-time updates on freezing temperature and milk inventory, aiding in monitoring the baby's breastfeeding habits and schedules.

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

On February 16, 2023, the parties to the Agreement mutually agreed to terminate the Agreement and release each other. The preceding description of the termination is qualified in its entirety by reference to the Termination of Agreement and Plan of Merger dated February 16, 2023 and filed as an exhibit to the Company’s Current Report on Form 8-K filed February 22, 2023

On November 28, 2023, Mycotopia Therapies Inc. (the “Company”) entered into an Asset Sale and Purchase Agreement (the “Asset Purchase Agreement”) and Intellectual Property Assignment Agreement (the “IP Assignment”) with Philon Labs, LLC (“Philon Labs”) for the acquisition of certain assets of Philon Labs including the intellectual property related to its “Phill Robot” and “Milky Way” products.

In consideration for the acquisition of the Assets, Mycotopia Therapies will issue a new class of Preferred Stock (the “Preferred Stock”) with a face value of $2,000,000, convertible into shares of the Company’s Common Stock (the “Common Stock”). All shares of Preferred Stock and Common Stock issued in conjunction with the transaction will be “restricted securities,” as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

The Company also entered into employment agreements that have revenue-based incentives connected to sales generated by the assets acquired. The incentives could result in the employees receiving up to $7,000,000 of the Preferred Stock over a three-year period.

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

The Phill Robot and Milkyway are not subject to FDA regulation and are not marketed as medical devices. They are however, subject to regulation that covers all consumer products.

ITEM 1A. RISK FACTORS

We are not required to provide the information called for by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

The safeguarding of our digital and physical assets against cybersecurity threats is a cornerstone of our operational integrity and reliability. Recognizing the sophisticated and ever-evolving nature of cyber threats, we have instituted a robust cybersecurity framework that not only aims to protect our systems and data but also ensures the resilience of our operations against potential cyber-attacks.

Cybersecurity Protocols and Practices

AIBotics employs a multi-layered cybersecurity strategy that encompasses various protocols and best practices, designed to defend against a wide array of cyber threats:

•Multifactor Authentication (MFA): To ensure the security of user accounts, we implement MFA across our digital platforms. This approach adds an additional layer of security by requiring two or more verification factors, significantly reducing the risk of unauthorized access.

•Limited Physical Access to Local Servers and Company's NAS: We enforce strict physical security measures to safeguard our local servers and Network Attached Storage (NAS) devices. Access to these critical assets is restricted to authorized personnel only, thereby mitigating the risk of physical tampering or data theft.

•Employee Training for Cybersecurity: Recognizing that human error can often be a cybersecurity vulnerability, we provide comprehensive cybersecurity training to our employees. This training covers essential practices such as recognizing phishing attempts, securing sensitive information, and adhering to our internal cybersecurity policies.

•Credential Management and Rotation: To prevent unauthorized access stemming from compromised credentials, we implement rigorous credential management and rotation policies. These measures include regularly updating passwords and access keys, ensuring that former employees' access rights are promptly revoked, and employing advanced credential management systems.

•Anti-Phishing Training: Our employees undergo targeted anti-phishing training to identify and respond appropriately to phishing attempts. This training is crucial in cultivating a vigilant and informed workforce capable of recognizing and thwarting phishing attacks.

•Periodical Viruses Analysis: We conduct regular scans and analyses for viruses and malware across our network. This proactive approach enables us to detect and neutralize potential threats before they can inflict harm.

•Software with Latest Security Updates: Our IT infrastructure is maintained with up-to-date software, including the latest security patches. This policy helps protect against vulnerabilities that could be exploited by cybercriminals.

•Avoid Sharing Confidential Files Outside the Organization: We enforce strict data handling policies to prevent the sharing of confidential files outside the organization. This includes the use of encrypted communication channels and secure data storage solutions.

•Scanning Third-Party Emails and Attachments: To mitigate the risk of email-based threats, all incoming emails and attachments from third parties are scanned for malicious content. This ensures that potentially harmful materials are identified and quarantined before they can reach the end user.

•IT Staff Authorization for Software Installations and Updates: To maintain the integrity of our IT environment, only authorized IT staff are permitted to install or update software on the company’s computers. This control prevents the introduction of unauthorized or potentially malicious software.

•Additional Measures and Good Practices

In addition to the aforementioned protocols, we are committed to continuous improvement and adaptation of our cybersecurity measures to counter new threats. This includes engaging in threat intelligence sharing with industry partners, conducting regular cybersecurity risk assessments, and implementing a comprehensive incident response plan to quickly address and mitigate the impact of any cybersecurity incidents.

Governance and Oversight

Our cybersecurity strategy is governed by a dedicated cybersecurity team, under the leadership of the Chief Information Security Officer (CISO). This team is responsible for the continuous monitoring and improvement of our cybersecurity posture. Furthermore, our Board of Directors regularly reviews our cybersecurity strategies and policies, ensuring they align with our overall business objectives and the evolving cybersecurity landscape.

ITEM 2. PROPERTIES

We do not currently own any physical properties and operate virtually. We do not currently have other leased offices.

We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable space will be available to accommodate any such expansion of our operations.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES

Market Information

Our common stock is quoted on the Pink tier of the OTC Markets Group under the trading symbol “TPIA.” These over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Since our inception, the sporadic trading activity in our common stock and the price fluctuations have been volatile, and we cannot assure that any market for our common stock will be maintained.

We have approximately 112 stockholders of record of our common stock. As of April 12, 2024, we had 14,896,791 shares of common stock outstanding.

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

Recent Sales of Unregistered Securities

On August 27, 2021, the Company issued a lender (“Lender A”) a convertible note payable with principal of $500,000 and an original issue discount of $50,000. The note matures after 24 months and has an effective interest rate of 8%.

On September 17, 2021, the Company issued a lender (“Lender B”) a convertible note payable with principal of $55,000 and an original issue discount of $5,000. The note matures after 24 months and has an effective interest rate of 8%.

On October 27, 2021, the Company issued a lender (“Lender C”) a convertible note payable with principal of $220,000 and an original issue discount of $20,000. The note matures after 24 months and has an effective interest rate of 8%.

On January 21, 2022, the Company issued a lender (“Lender E”) a convertible note payable with principal of $325,000 and an original issue discount of $75,000. The note matures after 24 months and has an effective interest rate of 8%.  In conjunction with note the Company issued 325,000 warrants to purchase common stock.

On January 21, 2022, the Company issued 250,000 shares of common stock to a related party and majority shareholder, Benjamin Kaplan, as part of his compensation for services rendered in accordance with his Agreement (Note 7) for services rendered as CEO.

On January 24, 2022, the Company issued 12,500 shares of common stock to a consultant for services rendered valued at $38,188.

On March 17, 2022, the Company issued 59,622 shares of common stock valued at $86,250 as stock-based compensation for consulting services rendered.

On May 5, 2023, the Company issued 38,434 shares of common stock to settle $43,750 of accrued expenses.

ITEM 6. SELECTED FINANCIAL DATA

We are not required to provide the information called for by this item

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

Results of Operations and Financial Condition for the Year Ended December 31, 2023 as Compared to the Year Ended December 31, 2022

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the years ended December 31, 2023 and 2022.

Operating Expenses from Operations

Operating expenses from operations for the years ended December 31, 2023 and 2022, consisted solely of general and administrative expenses. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. For the year ended December 31, 2023 compared to the year ended December 31, 2022 our general and administrative expense decreased by $1,119,612, or 64%, from $1,736,336 to $616,724. The decrease in general and administrative expenses was the result of decreased stock compensation expenses and decreased compliance costs resulting from cost saving initiatives that we implemented.

Other Expense

Other expense for the years ended December 31, 2023 and 2022 was composed of interest expense and interest expense from related parties.

For the year ended December 31, 2023 compared to the year ended December 31, 2022 our interest expense decreased $303,707, or 35%, from $868,330 to $564,623. The decrease primarily resulted from a lowered rate of debt discount amortization from the Company’s convertible notes. However, the decrease was offset by an increased interest expense due to the default interest accrued on the Company’s note payables in default.

For the year ended December 31, 2023 compared to the year ended December 31, 2022 our interest expense from related parties decreased $7,203, or 100%, from $7,203 to $0. The decrease was a result of the repayment of the Company’s related party convertible note payables during the year ended December 31, 2022.

Net Loss

For the years ended December 31, 2023 and 2022 we had a net loss of $1,181,347 and $2,611,869, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2023, we had $279,134 in cash and cash equivalents compared to $385,899 at December 31, 2022, a decrease of $106,765 resulting primarily from operating expenses. As of December 31, 2023, we had undiscounted obligations in the amount of approximately $1.1 million relating to the payment of indebtedness due within one year.

As of December 31, 2023, we had a working capital deficiency of $3,968,589 down from a working capital deficiency of $378,614 as of December 31, 2022. At December 31, 2023 our current assets were $279,134 and consisted solely of cash. At December 31, 2023 our current liabilities were $4,247,723 and consisted predominantly of accrued interest, convertible notes payable, and shares to be issued. We had an accumulated deficit of $8,960,981 as of December 31, 2023, an increase from an accumulated deficit of $7,779,634 as of December 31, 2022.

Our monthly operating costs averaged approximately $36,000 per month for the year ended December 31, 2023, excluding capital expenditures. We did not have capital expenditures during the year ended December 31, 2023. However, we did acquire new intangible assets in exchange for the issuance of preferred shares. We plan to fund our operations with our cash on hand and additional financing.

Cash Flows

	Years Ended December 31,
	2023	2022
Net cash used in operating activities	$(106,765)	$(656,620)
Net cash provided by investing activities	-	-
Net cash used in financing activities	-	(225,000)
Net decrease in cash	$(106,765)	$(881,620)

Operating activities used net cash of $106,765 for the year ended December 31, 2023, as compared to using net cash of $656,620 for the year ended December 31, 2022. For the year ended December 31, 2023, cash used in operating activities was primarily driven by our net loss of $1,181,347; offset primarily by the amortization of debt discounts, the increase in related party accrued expenses, and the increase in accounts payable and accrued expenses. For the year ended December 31, 2022, cash used in operating activities was primarily driven by our net loss of $2,611,869; offset primarily by stock-based compensation, the amortization of debt discounts, and the increase in accounts payable and accrued expenses.

Investing activities used net cash of $0 for the years ended December 31, 2023 and 2022. Cash used in financing activities was $0 and $225,000 for the years ended December 31, 2023, and 2022, respectively. We did not pay any cash for income taxes during the years ended December 31, 2023 and 2022. Cash paid for interest was $0 and $17,542 for the years ended December 31, 2023 and 2022, respectively.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2023, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

Intangible assets, net

The Company’s intangible assets include finite lived assets. Finite lived intangible assets, consisting of intellectual property are amortized on a straight-line basis over the estimated useful lives of the assets.

Finite lived intangible assets are tested for impairment when events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Actual future cash flows may differ from the estimates used in the impairment testing.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. These estimates and assumptions are reviewed on an on-going basis and updated as appropriate. Actual results could differ from those estimates. The Company’s estimates include the useful lives of property plant and equipment.

The depreciation of equipment and is dependent upon estimates of useful lives and residual values, both of which are determined through the exercise of judgement. The assessment of any impairment of these assets is dependent upon estimates of recoverable amounts that consider factors such as economic/market conditions and the useful lives of assets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 21, 2024, Mycotopia Therapies, Inc. was notified by its independent registered public accounting firm, Pinnacle Accountancy Group of Utah (“Pinnacle”) that they were resigning. During the fiscal year ended December 31, 2022, and the quarterly periods through September 30, 2023, there were no (i) disagreements between the Company and Pinnacle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, any of which, if not resolved to Pinnacle’s satisfaction, would have caused Pinnacle to make reference thereto in its audit report on the financial statements of the Company for such period, or (ii) reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. There were no disputes or disagreements between the Company and Pinnacle during the time it was the Company’s independent registered public accounting firm through the date of resignation.

The Company’s Board of Directors appointed Fruci & Associates II, PLLC (“Fruci”) as its new independent registered public accounting firm, effective as of March 21, 2024. During the two most recent fiscal years and through the date of the Company’s engagement of Fruci, the Company did not consult with Fruci regarding either (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, or (2) any matter that was either the subject of a disagreement (as defined in Regulation S-K Item 304(a)(1)(v)), during the two most recent fiscal years.

Prior to engaging Fruci, Fruci did not provide the Company with either written or oral advice that was an important factor considered by the Company in reaching a decision to engage Heaton as its independent accounting firm.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the U.S. Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in our internal control over financial reporting during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have assessed the effectiveness of those internal controls as of December 31, 2023, using the Committee of Sponsoring Organizations of the Treadway Commission Internal Control—Integrated Framework (2013) as a basis for our assessment. Based on this evaluation, our Certifying Officer concluded that our internal control over financial reporting was not effective as of December 31, 2023.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name, age, tenure, and principal business experience of each of our executive officers and directors:

Name	Age	Title	Tenure

Ben Kaplan (1)	53	President, Chief Executive and Financial Officer, Director	Since 2021

Mark Croskery (1)	41	Director	Since 2021

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

Based solely upon a review of Forms 3, 4, and 5 and amendments thereto filed with the U.S. Securities and Exchange Commission since our registration statement on Form 10 became effective, no person that, at any time during the most recent fiscal year, was a director, officer, beneficial owner of more than 10% of any class of our equity securities, or any other person known to be subject to Section 16 of the Exchange Act failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ben Kaplan	2023	$288,000	-	-	635	-	-	-	$288,635
	2022	$288,000	-	-	148,417	-	-	-	$436,417

Executive Employment Agreements

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of December 31, 2023 and 2022, the Company had cash compensation outstanding as accrued expense - related party due to the Mycotopia Consulting Agreement of $576,000 and $288,000, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $635 and $148,417, respectively, of stock-based compensation from Warrants issued in connection with the Mycotopia Consulting Agreement. The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

Significant terms of the Mycotopia Consulting Agreement are as follows:

Annual Base Consulting Fee

Every calendar month the Company will pay the CEO a consulting fee of $28,000, with an annual total fee of $288,000.

Bonus Compensation Milestones

BK was granted a Warrant to purchase that number of shares of Mycotopia common stock equal to 5% of the issued and outstanding Mycotopia common shares, on a fully diluted basis. The Warrant had an exercise price of $0.01 per share and expired on November 16, 2023.

During the years ended December 31, 2023 and 2022, the Company issued 1,922 and 63,718, respectively, vested Mycotopia warrant shares in accordance with the Warrant valued at $635 and $148,417, respectively (see Note 7 – Stockholders’ Equity).

The Company will pay the CEO a bonus in Mycotopia restricted stock or restricted stock units based on the following EBITDA milestones. As of December 31, 2023, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

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

Stock Grants – Significant Transactions

Upon the Company closing a Significant Transaction, the CEO shall be granted shares of Mycotopia common stock or a new series of Mycotopia preferred shares that is convertible into Mycotopia common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for Mycotopia. During the years ending December 31, 2023 and 2022, the Company did not grant any shares in relation to a Significant Transaction.

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

Director Compensation

Two members of our board of directors received compensation during the current fiscal year. The two board members received a total compensation of $100,000 and $60,000 per annum, paid in equal quarterly installments respectively. The payment can be made in either cash or shares of the Company’s common stock. In 2023 and 2022, the company incurred expenses of $160,000 and $160,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2022, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 14,896,791 shares of common stock outstanding:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
Ehave Inc.[2]	Common stock	9,793,754	65.7%

Directors:

Ben Kaplan[2]	Common Stock	250,000	1.7%
Mark Croskery	Common Stock	16,912	<1%
All Executive Officers and Directors as a Group (1 persons):	Common Stock	266,912	1.8%

Mark D. Williams	Common stock	999,997	6.7%

_______________

(1)Address for all stockholders is 100 NE 2nd St.., Suite 2000, Miami, FL 33131

(2)Ben Kaplan is the CEO of Ehave Inc., but disclaims any beneficial ownership of the shares held by Ehave

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is set forth below for any transaction during the two years ended December 31, 2023 to which we were a party and in which any of our officers and directors or any holder of more than 10% of any class of our stock had or is deemed to have a material interest.

Related-Party Transactions

During the year ended December 31, 2020, the Company entered into two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000. During the year ended December 31, 2021, the Company entered a term promissory note with Ehave, Inc. in the amount of $500,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. During the year ended December 31, 2022, the Company repaid the $625,000 in outstanding principal and interest due on the three promissory notes. As of December 31, 2023 and 2022, the Company had no balances outstanding in connection with these notes. During the years ended December 31, 2023 and 2022, the Company recorded interest expense of $0 and $7,203, respectively, in relation to these notes.

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of December 31, 2023 and 2022, the Company had cash compensation outstanding as accrued expense - related party due to the Mycotopia Consulting Agreement of $576,000 and $288,000, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $635 and $148,417, respectively, of stock-based compensation from Warrants issued in connection with the Mycotopia Consulting Agreement. The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, Mark Croskery is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Pinnacle Accountancy Group of Utah (a dba of Heaton & Co., PLLC) served as our independent registered public accounting firm from the year ended December 31, 2016 through March 21, 2024. On March 21, 2024, the Board of Directors appointed Fruci & Associates II, PLLC (“Fruci”) as its new independent registered public accounting firm

Audit Fees

For our fiscal year ended December 31, 2023, we were billed $17,000 for professional services rendered for the audit of our consolidated financial statements. For our fiscal year ended December 31, 2022, we were billed approximately $20,000 for professional services rendered for the audit and reviews of our consolidated financial statements.

Tax Fees

For our fiscal years ended December 31, 2023 and 2022, we were billed $0 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2023 and 2022.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following financial statements are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mycotopia Therapies, Inc. and subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mycotopia Therapies, Inc. (“the Company”) and subsidiary as of December 31, 2023, and the related consolidated statements of operations, statements of mezzanine equity and stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company experienced negative operating cash flows, negative working capital, and has incurred operating losses since inception These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
April 18, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Mycotopia Therapies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet Mycotopia Therapies, Inc. (the Company) as of December 31, 2022, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Pinnacle Accountancy Group of Utah

Farmington, Utah

November 3, 2023

MYCOTOPIA THERAPIES, INC

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS

CURRENT ASSETS:
Cash	$279,134	$385,899
Total Current Assets	279,134	385,899

NON-CURRENT ASSETS:
Property and equipment, net	498	1,496
Intangible assets, net	1,939,781	-
TOTAL ASSETS	$2,219,413	$387,395

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$341,358	$225,000
Accrued interest	239,714	110,590
Accrued expenses – related party	576,000	288,000
Convertible note payable, net of debt discount	1,090,651	140,923
Shares to be issued	2,000,000	-
Total Current Liabilities	4,247,723	764,513

Convertible note payable, net of debt discount, non-current portion	-	514,230
TOTAL LIABILITIES	4,247,723	1,278,743

Commitments and contingencies	-	-

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 and 0, shares issued and outstanding, respectively; liquidation preference of $0 and $0, respectively	-	-

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 14,896,791 and 14,858,357 shares issued and outstanding as of December 31, 2023 and 2022, respectively	14,897	14,857
Additional paid in capital	6,917,774	6,873,429
Accumulated deficit	(8,960,981)	(7,779,634)
TOTAL STOCKHOLDERS’ DEFICIT	(2,028,310)	(891,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,219,413	$387,395

The accompanying notes are an integral part of these financial statements.

MYCOTOPIA THERAPIES, INC
CONSOLIDATED STATEMENT OF OPERATIONS

	December 31,	December 31,
	2023	2022

OPERATING EXPENSE
General and administrative expenses	$616,724	$1,736,336
TOTAL OPERATING EXPENSES	616,724	1,736,336

NET LOSS FROM OPERATIONS	(616,724)	(1,736,336)

OTHER EXPENSE
Interest expense	(564,623)	(863,330)
Interest expense – related party	-	(7,203)
TOTAL OTHER EXPENSE	(564,623)	(875,533)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(1,181,347)	$(2,611,869)
Provision for income taxes	-	-
NET LOSS	$(1,181,347)	$(2,611,869)

Net loss per share
Basic and Diluted	$(0.08)	$(0.18)

Weighted-average common shares outstanding
Basic and Diluted	$14,884,050	$14,445,002

The accompanying notes are an integral part of these financial statements.

MYCOTOPIA THERAPIES, INC.
CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

	Year Ended December 31, 2023
					Additional
	Preferred Shares		Common Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2022	-	-	14,858,357	14,857	6,873,429	(7,779,634)	(891,348)
Stock based compensation	-	-	-	-	635	-	635
Common stock issued in settlement of accounts payable and accrued expenses	-	-	38,434	40	43,710	-	43,750
Net Loss for the year ended December 31, 2023	-	-	-	-	-	(1,181,347)	(1,181,347)
Balances, December 31, 2023	-	-	14,896,791	14,897	6,917,774	(8,960,981)	(2,028,310)

	Year Ended December 31, 2022
					Additional
	Preferred Shares		Common Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2021	-	-	13,967,332	13,966	5,205,820	(5,167,765)	52,021
Stock based compensation	-	-	322,122	322	1,022,533	-	1,022,855
Sale of preferred shares in private placement	15,000	150,000	-	-	-	-	150,000
Conversion of preferred to common	(15,000)	(150,000)	105,834	106	149,894	-	-
Debt discount on convertible debt and warrants	-	-	-	-	250,000	-	250,000
Conversion of convertible debt into shares of common stock	-	-	245,645	246	245,399	-	245,645
Common stock issued on cashless exercise of warrant	-	-	217,424	217	(217)	-	-
Net loss for the year ended December 31, 2022	-	-	-	-	-	(2,611,869)	(2,611,869)
Balances, December 31, 2022	-	-	14,858,357	14,857	6,873,429	(7,779,634)	(891,348)

The accompanying notes are an integral part of these financial statements.

MYCOTOPIA THERAPIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Period Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,181,347)	$(2,611,869)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation expense	998	1,001
Amortization expense	60,219	-
Amortization of debt discount	435,498	764,028
Stock based compensation	635	1,022,855
Changes in operating assets and liabilities:
Increase in accounts payable and accrued expenses	160,108	227,704
Increase in accrued interest	129,124	-
Increase (Decrease) in accrued expenses – related party	288,000	(50,000)
Decrease in accrued interest – shareholder loan	-	(10,339)
Net cash used in operating activities	(106,765)	(656,620)

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of shareholder loan	-	(625,000)
Proceeds from the issuance of preferred stock	-	150,000
Proceeds from the issuance of convertible debt	-	250,000
Net cash used in financing activities	-	(225,000)

Net decrease in cash	(106,765)	(881,620)

Cash, beginning of year	385,899	1,267,519

Cash, end of year	$279,134	$385,899

Supplemental cash flow information:
Cash paid for interest	$-	$17,542
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities
Intangible assets acquired through promise to issue shares	$2,000,000	$-
Common stock issued to settle accounts payable and accrued expenses	$43,750	$-
Conversion of preferred to common stock	$-	$150,000
Debt discount on convertible note payable	$-	$250,000
Conversion of convertible debt and interest	$-	$245,645

The accompanying notes are an integral part of these financial statements.

MYCOTOPIA THERAPIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

The Company was incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), Mycotopia Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the then-issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust.  Ehave’s ownership has since been diluted to 65.9% as of December 31, 2023.

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

On November 17, 2023, the Company created a new Florida-based subsidiary, NPD Genius, LLC (“NPD”).

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

For the year ended December 31, 2023, the Company incurred a net loss of $1,181,347, had negative cash flows from operations of $106,765 and may incur additional future losses. At December 31, 2023, the Company had total current assets of $279,134 and total current liabilities of $4,247,723, resulting in a working capital deficit of $3,968,589. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MYC and NPD. All inter-company accounts and transactions have been eliminated in consolidation.

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

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. The Company maintains its cash balances with a bank whose balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of December 31, 2023 and December, 2022 did not have any concerns regarding cash balances which exceeded the insured amounts.

Property and Equipment, Net

Property and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $998 and $1,001 for the years ended December 31, 2023 and 2022, respectively. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, Net Categories	Estimated Useful Life
Equipment	3 Years

Management assesses property and equipment for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. Management assessed and concluded that no impairment write-down would be necessary for the Company’s property and equipment as of December 31, 2023 and 2022.

Finite Long-lived Intangible Assets, Net

Finite long-lived intangible assets are recorded at their estimated fair value at the date of acquisition. Finite long-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Management annually evaluates the estimated remaining useful lives of the finite intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. The Company acquired the finite intangible asset, intellectual property, as part of the Philon Labs asset acquisition during the year ended December 31, 2023 (Note 4 – Intangible Assets, Net).

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of December 31, 2023 and 2022.

The Company amortizes these intangible assets on a straight-line basis over their estimated useful lives, as stated below:

Intangible Assets, Net Categories	Estimated Useful Life
Intellectual property	3 Years

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2023 and 2022.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2023 and 2022, the Company had a full valuation allowance against its deferred tax assets.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,573,660 and 1,210,590 for the years ended December 31, 2023 and 2022, respectively, and the outstanding warrants that totaled 732,306 and 1,542,502 for the years ended December 31, 2023 and 2022, respectively.

Prior period reclassifications

We have reclassified certain amounts in prior periods to conform with current presentation. Accrued interest related to convertible notes payable in the amount of $110,590, which were reported within accounts payable and accrued expenses at December 31, 2022, have been reclassified as accrued interest on the balance sheet.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed below.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740) – Improvements to Income Tax Disclosures”. ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact ASU 2023-09 will have on its financial statements.

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

NOTE 4 – ASSETS ACQUSITION

On November 28, 2023, the Company entered into an asset sale and purchase agreement with Philon Labs, LLC. (the “seller” or “Philon Labs”) for consideration of approximately $2,000,000 in exchange for the intangible assets. The purpose of the assets purchase was to begin the Company’s transition to a growth-oriented company that applies advanced engineering and design techniques to new products. The entire purchase consideration was allocated as fair value to the intellectual property acquired from the seller. The $2,000,000 is to be paid through the issuance of a new series of Preferred Stock. As of December 31, 2023, the consideration has not been issued to the seller and is recorded as shares to be issued on the consolidated balance sheet. The Company has analyzed the shares to be issued balance and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity.

The acquired intangible assets are being amortized over their estimated useful lives of 3 years.

Intangible assets as of December 31, 2023, are as follows:

December 31,
2023
Intellectual property	$2,000,000
Less: accumulated amortization	(60,219)
Intangible assets, net	$1,939,781

Amortization expense from intangible assets was $60,219 and $0 for the year ended December 31, 2023

Future amortization expense from intangible assets as of December 31, 2023, were as follows:

For the Year Ended,
December 31,
2024	$667,883
2025	666,058
2026	605,839
Thereafter	-
Total remaining amortization expense	$1,939,781

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

During the year ended December 31, 2020, the Company entered into two term promissory notes with Ehave, Inc. (a majority shareholder) in the amount of $125,000. During the year ended December 31, 2021, the Company entered a term promissory note with Ehave, Inc. in the amount of $500,000. The notes mature two years after the issuance date and bear an interest rate of 1.75% per year. During the year ended December 31, 2022, the Company repaid the $625,000 in outstanding principal and interest due on the three promissory notes. As of December 31, 2023 and 2022, the Company had no balances outstanding in connection with these notes. During the years ended December 31, 2023 and 2022, the Company recorded interest expense of $0 and $7,203, respectively, in relation to these notes.

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of December 31, 2023 and 2022, the Company had cash compensation outstanding as accrued expense - related party due to the Mycotopia Consulting Agreement of $576,000 and $288,000, respectively. During the years ended December 31, 2023 and 2022, the Company recognized $635 and $148,417, respectively, of stock-based compensation from Warrants issued in connection with the Mycotopia Consulting Agreement. The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

Significant terms of the Mycotopia Consulting Agreement are as follows:

Annual Base Consulting Fee

Every calendar month the Company will pay the CEO a consulting fee of $24,000, with an annual total fee of $288,000.

Bonus Compensation Milestones

The CEO was granted a Warrant to purchase that number of shares of Mycotopia common stock equal to 5% of the issued and outstanding Mycotopia common shares, on a fully diluted basis. The Warrant had an exercise price of $0.01 per share and expired on November 16, 2023.

During the years ended December 31, 2023 and 2022, the Company issued 1,922 and 63,718, respectively, vested Mycotopia warrant shares in accordance with the Warrant valued at $635 and $148,417, respectively (see Note 7 – Stockholders’ Equity).

The Company will pay the CEO a bonus in Mycotopia restricted stock or restricted stock units based on the following EBITDA milestones. As of December 31, 2023, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

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

Stock Grants – Significant Transactions

Upon the Company closing a Significant Transaction, the CEO shall be granted shares of Mycotopia common stock or a new series of Mycotopia preferred shares that is convertible into Mycotopia common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for Mycotopia. During the years ending December 31, 2023 and 2022, the Company did not grant any shares in relation to a Significant Transaction.

As of December 31, 2023, there are no amounts accrued related to the bonuses.

Board Compensation

As of December 31, 2023 and 2022, the Company had accrued expenses from board compensation of $250,000 and $135,000, respectively. Accrued board compensation is included as part of Accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 – PROMISSORY AND CONVERTIBLE NOTES

On August 27, 2021, the Company issued a lender (“Lender A”) a convertible note payable with principal of $500,000 and an original issue discount of $50,000. The note matures after 24 months and has an effective interest rate of 8%. As of December 31, 2023, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of December 31, 2023 and 2022, the Company had an outstanding principal amount of $500,000 due to this lender as a result of the note.

On September 17, 2021, the Company issued a lender (“Lender B”) a convertible note payable with principal of $55,000 and an original issue discount of $5,000. The note matures after 24 months and has an effective interest rate of 8%. As of December 31, 2023, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of December 31, 2023 and 2022, the Company had an outstanding principal amount of $55,000 due to this lender as a result of the note.

On October 27, 2021, the Company issued a lender (“Lender C”) a convertible note payable with principal of $220,000 and an original issue discount of $20,000. The note matures after 24 months and has an effective interest rate of 8%. As of December 31, 2023, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of December 31, 2023 and 2022, the Company had an outstanding principal amount of $220,000 due to this lender as a result of the note.

On January 21, 2022, the Company issued a lender (“Lender E”) a convertible note payable with principal of $325,000 and an original issue discount of $75,000. The note matures after 24 months and has an effective interest rate of 8%. As of December 31, 2023 and 2022 the Company had an outstanding principal amount of $325,000 due as a result of this note. As of December 31, 2023 $9,349 of original issue discount remained as a result of this note.

During the year ended December 31, 2021, the Company issued three convertible notes payable. In accordance with the terms of the note agreements, during the year ended December 31, 2022, the Company received notice to convert the three notes into shares of the Company’s common stock. As a result, an aggregate of $232,500 in principal and $13,145 in interest was converted into 245,645 shares of common stock (Note 7 – Stockholders’ Equity). Following the conversion, $2,407 of accrued interest remained outstanding and owed to one of the note holders (“Lender D”).

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of December 31, 2023 and December 31, 2022:

		December 31, 2023			December 31, 2022
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2023	$626,884	$500,000	$126,884	$556,244	$500,000	$56,244
Lender B	9/27/2023	67,950	55,000	12,950	60,907	55,000	5,907
Lender C	10/27/2023	266,968	220,000	46,968	241,528	220,000	21,528
Lender D	10/21/2023	2,407	-	2,407	2,407	-	2,407
Lender E	1/21/2024	375,504	325,000	50,504	349,504	325,000	24,504
		$1,339,714	$1,100,000	$239,714	$1,210,590	$1,100,000	$110,590

		*** - Total Outstanding = Principal + Interest as of December 31, 2023 and December 31, 2022

During the years ended December 31, 2023 and 2022, the Company recorded an aggregate debt discount of $0 and $325,000, respectively, under the terms of convertible promissory note agreement. The total debt discount recorded during the year ended December 31, 2022 was allocated between the original issue discount related to cash financing fees of $75,000, as well as $250,000 recorded as an offset to additional paid-in capital in connection with the beneficial conversion feature and warrants (Note 7 – Stockholders’ Equity).

During the years ended December 31, 2023 and 2022, the Company recorded debt discount amortization expense in the amount of $435,498 and $764,028, respectively. As of December 31, 2023, the Company had an unamortized debt discount balance of $9,349 with a weighted amortization period of 0.06 years.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. The Company had 14,896,791 and 14,858,357 shares of common stock issued and outstanding as of December 31, 2023 and 2022.

During the year ended December 31, 2023, the Company issued 38,434 shares of common stock to settle $43,750 of accrued expenses.

During year ended December 31, 2022, the Company issued 245,645 shares of common stock, in the aggregate, upon the conversion of convertible promissory notes and accrued interest in the amount of $245,645 (Note 6 – Promissory and Convertible Notes).

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

NOTE 8 - STOCK BASED COMPENSATION

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

Warrants Issued

During the year ended December 31, 2022, the Company issued 325,000 warrants, to purchase common stock as part of the convertible promissory notes discussed above in Note 6 – Promissory and Convertible Notes.

During the year ended December 31, 2022, the Company issued 217,424 shares of common stock upon the cashless exercise of 151,667 warrants.

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the years ended December 31, 2023 and 2022:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2022	1,463,784	$0.67	1.83

Granted	230,385	$1.09	1.86
Exercised	(151,667)	-	-
Forfeited/Expired	-	-	-

Warrants outstanding at December 31, 2022	1,542,502	$0.65	1.29

Granted	1,922	$0.01	-
Exercised	-	-	-
Forfeited/Expired	(877,758)	$0.01	-

Warrants outstanding and exercisable at December 31, 2023	666,666	$1.50	0.80

The intrinsic value of warrants outstanding as of December 31, 2023 was approximately $0.

All the warrants granted during the year ending December 31, 2023 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

	For the Years Ended
	December 31,	December 31,
	2023	2022

Expected term (years)	2.00	1.86
Exercise price	$0.10	$1.09
Expected volatility	157.00%	170.00%
Stock price	$0.34	$2.82
Risk-free interest rate	5.50%	1.47%
Dividend yield	0.00%	0.00%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan whereby Mr. Kaplan was appointed as CEO of the Company (see Note 5 – Related Party Transactions).

NOTE 10 – INCOME TAXES

The provision for federal and state income taxes is associated with and included in net income from discontinued operations and consists of the following components:

	2023	2022
Current Income taxes
Federal	$-	$-
State	-	-
Total current income tax expenses	$-	$-

Deferred income taxes
Federal	$-	$-
State	-	-
Total current income tax expenses	$-	$-

Total income tax expense	$-	$-

The reconciliation between income taxes at the U.S. federal rate of 21% and the amount recorded in the accompanying consolidated financial statements is as follows:

	2023	2022
Tax expense at U.S. federal statutory rate	$(248,083)	$(548,492)
Tax expense at state statutory rate	(32,335)	(42,294)
Stock Based Compensation	133	183,632
Amortization of Debt Discount	91,455	160,446
Change in valuation allowance	188,613	246,709
Other	217	-
Total	$-	$-

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

	2023	2022
Federal net operating loss carryforward	$268,214	$207,058
State net operating loss carryforward	55,495	42,841
Fixed assets and intangibles	12,471	152
Accrued expenses	215,942	113,457
Total Deferred tax assets	$552,122	$363,509
Valuation allowance	(552,122)	(363,509)
	$-	$-

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

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2023 through the issuance date of these financial statements, and there are no events requiring disclosure.

(b)The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Stock Purchase Agreement between 20/20 Global, Inc. and Ehave, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 29, 2020
2.2	Change of Control and Funding Agreement.	Incorporated by reference from the Current Report on Form 8-K filed December 29, 2020
2.3	Amendment to Escrow Agreement and Definitive Agreements.	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2021

Item 3.	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019
3.2	Amendment to Articles of Incorporation	Incorporated by reference from the Quarterly Report on Form 10-Q Filed on August 20, 2021
3.3	Bylaws of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019
3.3	Amendment to Bylaws.	Incorporated by reference from the Quarterly Report on Form 10-Q filed May 20, 2021

Item 10.	Material Contracts

10.1	Kaplan Executive Consulting Agreement	Incorporated by reference from the Current Report on Form 8-K filed on January 14, 2022
10.2	Agreement and Plan of Merger with PSLY.com	Incorporated by reference from the Current Report on Form 8-K filed on May 19, 2022
10.3	Termination of Agreement and Plan of Merger	Incorporated by reference from the Current Report on Form 8-K filed on February 22, 2023
10.4	Asset Purchase and Sale Agreement	Incorporated by referenced from the Current Report on Form 8-K filed on December 5, 2023
10.5	Intellectual Property Assignment Agreement	Incorporated by referenced from the Current Report on Form 8-K filed on December 5, 2023
Item 31.	Rule 13a-14(a)/15d-14(a) Certifications

19

31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32	Section 1350 Certifications
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

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

20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MYCOTOPIA THERAPIES, INC.

Date: April 19, 2024	By:	/s/ Benjamin Kaplan
Benjamin Kaplan,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)

21