Form 10-Q
period 2024-03-31
Mycotopia Therapies, Inc.
filed 2024-05-15
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 15, 2024, we had 14,896,791 shares of common stock outstanding.

Mycotopia Therapies, Inc.

Form 10-Q for the Quarter Ended March 31, 2024

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYCOTOPIA THERAPIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$370,425	$279,134
Prepaid expenses	500	-
Total Current Assets	370,925	279,134

NON-CURRENT ASSETS:
Property and equipment, net	249	498
Intangible assets, net	1,773,723	1,939,781
TOTAL ASSETS	$2,144,897	$2,219,413

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$390,714	$341,358
Accrued interest	295,435	239,714
Accrued expenses – related party	648,000	576,000
Convertible note payable, net of debt discount	1,100,000	1,090,651
Notes payable – related party	165,000	-
Shares to be issued	2,000,000	2,000,000
TOTAL LIABILITIES	4,599,148	4,247,723

Commitments and contingencies (Note 9 – Commitments and Contingencies)	-	-

MEZZANINE EQUITY
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; liquidation preference of $0 and $0, respectively	-	-

STOCKHOLDERS’ DEFICIT

Common stock, $0.001 par value; 100,000,000 shares authorized, 14,896,791 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	14,897	14,897
Additional paid in capital	6,917,774	6,917,774
Accumulated deficit	(9,386,923)	(8,960,981)
TOTAL STOCKHOLDERS’ DEFICIT	(2,454,252)	(2,028,310)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,144,897	$2,219,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	March 31,	March 31,
	2024	2023

OPERATING EXPENSE
General and administrative expenses	$360,872	$145,011
TOTAL OPERATING EXPENSES	360,872	145,011

NET LOSS FROM OPERATIONS	(360,872)	(145,011)

OTHER EXPENSE
Interest expense	(65,070)	(157,993)
TOTAL OTHER EXPENSE	(65,070)	(157,993)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(425,942)	$(303,004)
Provision for income taxes	-	-
NET LOSS	$(425,942)	$(303,004)

Net loss per share
Basic and Diluted	$(0.03)	$(0.02)

Weighted-average common shares outstanding
Basic and Diluted	$14,896,791	$14,858,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH, 31, 2024 (UNAUDITED)
					Additional
	Preferred Shares		Common Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2023	-	$-	14,896,791	$14,897	$6,917,774	$(8,960,981)	$(2,028,310)
Net Loss for the three months ended March 31, 2024	-	-	-	-	-	(425,942)	(425,942)
Balances, March 31, 2024	-	$-	14,896,791	$14,897	$6,917,774	$(9,386,923)	$(2,454,252)

THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)
					Additional
	Preferred Shares		Common Shares		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balances, December 31, 2022	-	$-	14,858,357	$14,857	$6,873,429	$(7,779,634)	$(891,348)
Net loss for the three months ended March 31, 2023	-	-	-	-	-	(303,004)	(303,004)
Balances, March 31, 2023	-	$-	$14,858,357	$14,857	$6,873,429	$(8,082,638)	$(1,194,352)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYCOTOPIA THERAPIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023 (UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(425,942)	$(303,004)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used In Operating Activities:
Depreciation expense	249	246
Amortization expense	166,058	-
Amortization of debt discount	9,349	135,616
Changes in operating assets and liabilities:
Increase in prepaid expenses	(500)	-
Increase in accounts payable and accrued expenses	49,356	43,894
Increase in accrued interest	55,721	22,376
Increase (Decrease) in accrued expenses – related party	72,000	72,000
Net cash used in operating activities	(73,709)	(28,872)

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party note payable	165,000	-
Net cash used in financing activities	165,000	-

Net change in cash	91,291	(28,872)

Cash, beginning of period	279,134	385,899

Cash, end of period	$370,425	$357,027

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024 and 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

The Company was incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), Mycotopia Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the then-issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust.  Ehave’s ownership has since been diluted to 65.9% as of March 31, 2024.

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

For the three months ended March 31, 2024, the Company incurred a net loss of $425,942, had negative cash flows from operations of $73,709 and may incur additional future losses. At March 31, 2024, the Company had total current assets of $370,925 and total current liabilities of $4,599,149, resulting in a working capital deficit of $4,228,224. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2024, and the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The balance sheet as of December 31, 2023 is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MYC and NPD. All inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our financial statements include, when applicable, disclosures of estimates, assumptions, uncertainties, and markets that could affect our financial statements and future operations.

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. The Company maintains its cash balances with a bank whose balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of March 31, 2024, and December 31, 2023, did not have any concerns regarding cash balances which exceeded the insured amounts.

Property and Equipment, Net

Property and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $249 and $246 for the three months ended March 31, 2024, and 2023, respectively. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, Net Categories	Estimated Useful Life
Equipment	3 Years

Management assesses property and equipment for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. Management assessed and concluded that no impairment write-down would be necessary for the Company’s property and equipment as of March 31, 2024 and December 31, 2023.

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

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of March 31, 2024, and December 31, 2023.

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

There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2024 and 2023.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2024 and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,643,203 and 1,232,966 for the three months ended March 31, 2024 and 2023, respectively, and the outstanding warrants that totaled 666,666 and 1,980,039 for the three months ended March 31, 2024 and 2023, respectively.

Prior period reclassifications

We have reclassified certain amounts in prior periods to conform with current presentation. Increase in accrued interest, and increase in accrued expenses – related party, in the amounts of $22,376 and $72,000, respectively, which were reported within increase in accounts payable and accrued expenses at March 31, 2023, have been reclassified on the statement of cash flows.

Recently Issued Accounting Standards

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40)” (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The Company adopted ASU 2020-06 effective January 1, 2024 and the adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

NOTE 4 – ASSETS ACQUSITION

On November 28, 2023, the Company entered into an asset sale and purchase agreement with Philon Labs, LLC. (the “seller” or “Philon Labs”) for consideration of approximately $2,000,000 in exchange for the intangible assets. The purpose of the assets purchase was to begin the Company’s transition to a growth-oriented company that applies advanced engineering and design techniques to new products. The entire purchase consideration was allocated as fair value to the intellectual property acquired from the seller. The $2,000,000 is to be paid through the issuance of a new series of Preferred Stock. As of March 31, 2024, the consideration has not been issued to the seller and is recorded as shares to be issued on the consolidated balance sheet. The Company has analyzed the shares to be issued balance and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity.

The acquired intangible assets are being amortized over their estimated useful lives of 3 years.

Intangible assets as of March 31, 2024 and December 31, 2023, are as follows:

	March 31,	December 31,
	2024	2023
Intellectual property	$2,000,000	$2,000,000
Less: accumulated amortization	(226,277)	(60,219)
Intangible assets, net	$1,773,723	$1,939,781

Amortization expense from intangible assets was $166,058 and $0 for the three months ended March 31, 2024, and 2023.

Future amortization expense from intangible assets as of March 31, 2024, were as follows:

For the Year Ended,
December 31,
Remainder of 2024	$501,825
2025	666,058
2026	605,839
Thereafter	-
Total remaining amortization expense	$1,773,723

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

On January 30th, 2024, the Company signed an agreement with a major shareholder for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 6 – Promissory and Convertible Notes).

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of March 31, 2024 and December 31, 2023, the Company had cash compensation outstanding as accrued expense - related party due to the Mycotopia Consulting Agreement of $648,000 and $576,000, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized $0 and $0, respectively, of stock-based compensation from Warrants issued in connection with the Mycotopia Consulting Agreement. The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

Significant terms of the Mycotopia Consulting Agreement are as follows:

Annual Base Consulting Fee

Every calendar month the Company pays the CEO a consulting fee of $24,000, with an annual total fee of $288,000.

Bonus Compensation Milestones

The CEO was granted a Warrant to purchase that number of shares of Mycotopia common stock equal to 5% of the issued and outstanding Mycotopia common shares, on a fully diluted basis. The Warrant had an exercise price of $0.01 per share and expired on November 16, 2023.

During the year ended December 31, 2023, the Company issued 1,922 vested Mycotopia warrant shares in accordance with the Warrant valued at $635 (see Note 7 – Stockholders’ Equity).

The Company will pay the CEO a bonus in Mycotopia restricted stock or restricted stock units based on the following EBITDA milestones. As of March 31, 2024, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

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

Stock Grants – Significant Transactions

Upon the Company closing a Significant Transaction, the CEO shall be granted shares of Mycotopia common stock or a new series of Mycotopia preferred shares that is convertible into Mycotopia common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for Mycotopia. As of March 31, 2024 and December 31, 2023, the Company had not granted any shares in relation to a Significant Transaction.

As of March 31, 2024 and December 31, 2023, there are no amounts accrued related to the bonuses.

Board Compensation

As of March 31, 2024 and December 31, 2023, the Company had accrued expenses from board compensation of $275,000 and $250,000, respectively. Accrued board compensation is included as part of Accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 – PROMISSORY AND CONVERTIBLE NOTES

On August 27, 2021, the Company issued a lender (“Lender A”) a convertible note payable with principal of $500,000 and an original issue discount of $50,000. The note matures after 24 months and has an effective interest rate of 8%. As of March 31, 2024, and December 31, 2023, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of March 31, 2024, and December 31, 2023, the Company had an outstanding principal amount of $500,000 due to this lender as a result of the note.

On September 17, 2021, the Company issued a lender (“Lender B”) a convertible note payable with principal of $55,000 and an original issue discount of $5,000. The note matures after 24 months and has an effective interest rate of 8%. As of March 31, 2024, and December 31, 2023, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of March 31, 2024, and December 31, 2023, the Company had an outstanding principal amount of $55,000 due to this lender as a result of the note.

On October 27, 2021, the Company issued a lender (“Lender C”) a convertible note payable with principal of $220,000 and an original issue discount of $20,000. The note matures after 24 months and has an effective interest rate of 8%. As of March 31, 2024, and December 31, 2023, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of March 31, 2024, and December 31, 2023, the Company had an outstanding principal amount of $220,000 due to this lender as a result of the note.

On January 21, 2022, the Company issued a lender (“Lender E”) a convertible note payable with principal of $325,000 and an original issue discount of $75,000. The note matures after 24 months and has an effective interest rate of 8%. As of March 31, 2024, and December 31, 2023, the Company had an outstanding principal amount of $325,000 due as a result of this note. As of March 31, 2024, and December 31, 2023, $0 and $9,349 of original issue discount remained as a result of this note.

On January 30th, 2024, the Company signed an agreement with a major shareholder (“Lender F”) for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 5 – Related Party Transactions).

During the year ended December 31, 2021, the Company issued a convertible notes payable. During the year ended December 31, 2022, the note was converted into shares of the Company’s common stock in accordance with the terms of the note agreement. Following the conversion, $2,407 of accrued interest remained outstanding and owed to the note holder (“Lender D”).

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of March 31, 2024 and December 31, 2023:

		March 31, 2024			December 31, 2023
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2023	$658,143	$500,000	158,143	$626,884	$500,000	126,884
Lender B	9/27/2023	71,339	55,000	16,339	67,950	55,000	12,950
Lender C	10/27/2023	280,280	220,000	60,280	266,968	220,000	46,968
Lender D	10/21/2023	2,407	-	2,407	2,407	-	2,407
Lender E	1/21/2024	382,784	325,000	57,784	375,504	325,000	50,504
Lender F	1/30/2025	165,483	165,000	483	-	-	-
		$1,560,435	$1,265,000	295,435	$1,339,714	$1,100,000	239,714

		*** - Total Outstanding = Principal + Interest as of March 31, 2024 and December 31, 2023

During the three months ended March 31, 2024 and 2023, the Company recorded an aggregate debt discount of $0 and $0, respectively, under the terms of convertible promissory note agreements.

During the three months ended March 31, 2024 and 2023, the Company recorded debt discount amortization expense in the amount of $9,349 and $135,616, respectively. As of March 31, 2024, the Company had an unamortized debt discount balance of $0.

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock

We are authorized to issue 100,000,000 shares of common stock, $0.001 par value, and 5,000,000 shares of preferred stock, $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. The Company had 14,896,791 shares of common stock issued and outstanding as of March 31, 2024, and December 31, 2023.

During the year ended December 31, 2023, the Company issued 38,434 shares of common stock to settle $43,750 of accrued expenses.

Mezzanine Equity

The Preferred Shares are recorded as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity” at its initial net carrying value in the amount of $50,000. The Series A Shares are recorded as mezzanine equity in accordance with ASC 480 because the Company may be obligated to issue a variable number of shares at a fixed price known at inception and there is no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would be presumed and the Series A Shares are classified as mezzanine equity in accordance with ASC 480-10-S99. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series A Shares, all outstanding Series A Shares shall automatically convert into common stock.

NOTE 8 - STOCK BASED COMPENSATION

Warrants Issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the three months ended March 31, 2024, and 2023:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2023	1,980,039	$0.93	1.28

Granted	-	$-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-

Warrants outstanding at March 31, 2023	1,980,039	$0.93	1.03

Warrants outstanding at January 1, 2024	666,666	1.50	0.80

Granted	-	$-	-
Exercised	-	-	-
Forfeited/Expired	-	$-	-

Warrants outstanding and exercisable at March 31, 2024	666,666	$1.50	0.55

The intrinsic value of warrants outstanding as of March 31, 2024 was $0.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan whereby Mr. Kaplan was appointed as CEO of the Company (see Note 5 – Related Party Transactions).

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2024 through the issuance date of these financial statements, and there are no events requiring disclosure.

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

Results of Operations and Financial Condition for the Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the years ended March 31, 2024 and 2023.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 and 2023, consisted solely of general and administrative expenses. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. For the three months ended March 31, 2024 compared to the three months ended March 31, 2023 our general and administrative expense increased by $215,861, or 149%, from $145,011 to $360,872. The increase in general and administrative expenses was mainly as a the result of increased amortization expense from the intangible assets acquired by the Company in the fourth quarter of 2023 ($166,058), and increased product development costs ($48,905).

Other Expense

Other expense for the three months ended March 31, 2024 and 2023 was composed of interest expense.

For the three months ended March 31, 2024 compared to the three months ended March 31, 2023 our interest expense decreased $92,923, or 59%, from $157,993 to $65,070. The decrease was primarily resulted from $126,267 less in debt discount amortization from the Company’s convertible notes partially offset by $29,425 of additional interest expense accrued during the first quarter of 2024 due to the default interest on the Company’s convertible note payables in default.

Net Loss

For the three months ended March 31, 2024 and 2023 we had a net loss of $425,942 and $303,004, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2024, we had $370,425 in cash and cash equivalents compared to $279,134 at December 31, 2023, an increase of $91,291 resulting primarily from operating expenses. As of March 31, 2024, we had undiscounted obligations in the amount of approximately $1.3 million relating to the payment of indebtedness due within one year.

As of March 31, 2024, we had a working capital deficiency of $4,228,224 down from a working capital deficiency of $3,968,589 as of December 31, 2023. At March 31, 2024 our current assets were $370,925 and consisted solely of cash. At March 31, 2024 our current liabilities were $4,599,149 and consisted predominantly of related party accrued expenses, convertible notes payable, and shares to be issued. We had an accumulated deficit of $9,386,923 as of March 31, 2024, an increase from an accumulated deficit of $8,960,981 as of December 31, 2023.

Our monthly operating costs averaged approximately $25,000 per month for the three months ended March 31, 2024, excluding capital expenditures. We did not have capital expenditures during the three months ended March 31, 2024. We plan to fund our operations with our cash on hand and additional financing.

Cash Flows

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(73,709)	$(28,872)
Net cash provided by investing activities	-	-
Net cash used in financing activities	165,000	-
Net decrease in cash	$(91,291)	$(28,872)

Operating activities used net cash of $73,709 for the three months ended March 31, 2024, as compared to using net cash of $28,872 for the three months ended March 31, 2023. For the three months ended March 31, 2024, cash used in operating activities was primarily driven by our net loss of $425,942; offset primarily by amortization expense, the increase in related party accrued expenses, the increase in accrued interest, and the increase in accounts payable and accrued expenses. For the three months ended March 31, 2023, cash used in operating activities was primarily driven by our net loss of $303,004; offset primarily by the amortization of debt discounts, the increase in related party accrued expenses, and the increase in accounts payable and accrued expenses.

Investing activities used net cash of $0 for the three months ended March 31, 2024, and 2023. Financing activities produced cash flows of $165,000 and $0 for the three months ended March 31, 2024, and 2023, respectively. We did not pay any cash for interest or for income taxes during the three months ended March 31, 2024 and 2023.

Going Concern

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

For the three months ended March 31, 2024, the Company incurred a net loss of $425,942, had negative cash flows from operations of $73,709 and may incur additional future losses. At March 31, 2024, the Company had total current assets of $370,925 and total current liabilities of $4,599,149, resulting in a working capital deficit of $4,228,224. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

The Company’s existence is dependent upon our ability to develop profitable operations. We are devoting substantially all of our efforts to developing the Company’s business and raising capital and there can be no assurance that our efforts will be successful. No assurance can be given that our actions will result in profitable operations or the resolution of its liquidity problems. The accompanying consolidated financial statements do not include any adjustments that might result should the company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our March 31, 2024, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Recently Issued Accounting Pronouncements

We are subject to recently issued accounting standards, accounting guidance and disclosure requirements. For a description of these new accounting standards, see Note 3, “Summary of Significant Accounting Policies,” of the Notes to our Unaudited Condensed Consolidated Financial Statements contained in Item 1 of Part I of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Description

31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mycotopia Therapies, Inc.

Date: May 15, 2024	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer