Form 10-Q
period 2024-09-30
Mycotopia Therapies, Inc.
filed 2024-11-14
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of November 14, 2024, we had 5,990,903 shares of common stock outstanding.

Mycotopia Therapies, Inc.

Form 10-Q for the Quarter Ended September 30, 2024

TABLE OF CONTENTS

Item		Page
	Part I—Financial Information

1	Financial Statements	4
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	4
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	5
	Condensed Consolidated Statements of Mezzanine Equity and Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	8
2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
3	Quantitative and Qualitative Disclosures about Market Risk	20
4	Controls and Procedures	21

	Part II—Other Information

6	Exhibits	21
	Signatures	22

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MYCOTOPIA THERAPIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$202,358	$279,134
Prepaid expenses	700	-
Total Current Assets	203,058	279,134

NON-CURRENT ASSETS:
Property and equipment, net	-	498
Intangible assets, net	1,439,781	1,939,781
TOTAL ASSETS	$1,642,839	$2,219,413

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$495,073	$341,358
Accrued interest	449,587	239,714
Accrued expenses – related party	792,000	576,000
Convertible note payable, net of debt discount	1,100,000	1,090,651
Notes payable – related party	165,000	-
Shares to be issued	2,000,000	2,000,000
TOTAL LIABILITIES	5,001,660	4,247,723

Commitments and contingencies (Note 9 – Commitments and Contingencies)	-	-

MEZZANINE EQUITY
Series B Preferred stock, $0.001 par value; 1,500,000 shares authorized at September 30, 2024 and December 31, 2023; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023; liquidation preference of $0 as of September 30, 2024 and December 31, 2023	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 1 and 0 shares authorized at September 30, 2024 and December 31, 2023, respectively; 1 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.001 par value; 467,000,000 and 100,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 5,481,619 and 14,896,791 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	5,482	14,897
Additional paid in capital	6,953,439	6,917,774
Accumulated deficit	(10,317,742)	(8,960,981)
TOTAL STOCKHOLDERS’ DEFICIT	(3,358,821)	(2,028,310)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$1,642,839	$2,219,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

OPERATING EXPENSE
General and administrative	$1,137,539	$427,785	$385,257	$165,421
TOTAL OPERATING EXPENSES	1,137,539	427,785	385,257	165,421

NET LOSS FROM OPERATIONS	(1,137,539)	(427,785)	(385,257)	(165,421)

OTHER EXPENSE
Interest expense	(219,222)	(462,601)	(74,887)	(143,279)
TOTAL OTHER EXPENSE	(219,222)	(462,601)	(74,887)	(143,279)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(1,356,761)	$(890,386)	$(460,144)	$(308,700)
Provision for income taxes	-	-	-	-

NET LOSS	$(1,356,761)	$(890,386)	$(460,144)	$(308,700)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.11)	$(0.06)	$(0.06)	$(0.02)

AVERAGE NUMBER OF COMMON SHARE OUTSTANDING – BASIC AND DILUTED	12,665,932	14,879,756	8,103,952	14,896,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

	Series B		Series A
	Preferred Shares		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31, 2023	-	$-	-	$-	14,896,791	$14,897	$6,917,774	$(8,960,981)	$(2,028,310)
Net loss for the three months ended, March 31, 2024	-	-	-	-	-	-	-	(425,942)	(425,942)
Balance as of March 31, 2024	-	-	-	-	14,896,791	14,897	6,917,774	(9,386,923)	(2,454,252)
Net loss for the three months ended, June 30, 2024	-	-	-	-	-	-	-	(470,675)	(470,675)
Balance as of June 30, 2024	-	-	-	-	14,896,791	14,897	6,917,774	(9,857,598)	(2,924,927)
Exchange of common stock for Series A Preferred Stock	-	-	1	-	(9,793,754)	(9,794)	9,794	-	-
Common stock issued to settle accounts payable and accrued expenses					378,582	379	25,871		26,250
Net loss for the three months ended, September 30, 2024	-	-	-	-	-	-	-	(460,144)	(460,144)
Balance as of September 30, 2024	-	$-	1	$-	5,481,619	$5,482	$6,953,439	$(10,317,742)	$(3,358,821)

	Series B		Series A				Additional
	Preferred Shares		Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	-	-	-	$-	14,858,357	14,857	6,873,429	(7,779,634)	$(891,348)
Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	(303,004)	(303,004)
Balance as of March 31, 2023	-	-	-	-	14,858,357	14,857	6,873,429	(8,082,638)	(1,194,352)
Stock based compensation	-	-	-	-	-	-	635	-	635
Common stock issued to settle accounts payable and accrued expenses	-	-	-	-	38,434	38	43,712	-	43,750
Net loss for the three months ended June 30, 2023	-	-	-	-	-	-	-	(278,682)	(278,682)
Balance as of June 30, 2023	-	-	-	-	14,896,791	14,895	6,917,776	(8,361,320)	(1,428,649)
Net loss for the three months ended September 30, 2023								(308,700)	(308,700)
Balance as of September 30, 2023	-	$-	-	$-	14,896,791	$14,895	$6,917,776	$(8,670,020)	$(1,737,349)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYCOTOPIA THERAPIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023 (UNAUDITED)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,356,761)	$(890,386)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation expense	498	747
Amortization expense	500,000	-
Stock based compensation	-	635
Amortization of debt discount	9,349	386,403
Changes in operating assets and liabilities:
Increase in prepaid expenses	(700)	-
Increase in accounts payable and accrued expenses	179,965	141,490
Increase in accrued interest	209,873	76,197
Increase in accrued expenses – related party	216,000	216,000
Net cash used in operating activities	(241,776)	(68,914)

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	165,000	-
Net cash provided by financing activities	165,000	-

Net decrease in cash	(76,776)	(68,914)

Cash, beginning of period	279,134	385,899

Cash, end of period	$202,358	$316,985

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued to settle accounts payable and accrued expenses	$26,250	$43,750
Exchange of common stock for Series A Preferred Stock	$9,794	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

MYCOTOPIA THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

The Company was incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), Mycotopia Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the then-issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust. As of September 30, 2024 Ehave owned one share of Series A Preferred Stock which granted it a voting interest of 75% of all votes for matters presented for stockholder vote to the stockholders of the Corporation

On January 19, 2021, the above transaction closed. Because the former shareholder of Mycotopia Therapies, Inc. acquired 75.77% of the Company’s then-outstanding stock and there was a change in control of the board of directors, the transaction was accounted for as a reverse merger in which Mycotopia Therapies, Inc. was deemed to be the accounting acquirer and the Company the legal acquirer. Subsequent to the transaction, the Company changed its name from 20/20 Global, Inc. to Mycotopia Therapies, Inc.

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

For the nine months ended September 30, 2024, the Company incurred a net loss of $1,356,761, had negative cash flows from operations of $241,776 and may incur additional future losses. At September 30, 2024, the Company had total current assets of $203,058 and total current liabilities of $5,001,660, resulting in a working capital deficit of $4,798,602. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2024, and the results of its operations and its cash flows for the nine months ended September 30, 2024 and 2023. The balance sheet as of December 31, 2023 is derived from the Company’s audited financial statements. The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2024.

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

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. The Company maintains its cash balances with a bank whose balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of September 30, 2024, and December 31, 2023, did not have any concerns regarding cash balances which exceeded the insured amounts.

Property and Equipment, Net

Property and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $498 and $747 for the nine months ended September 30, 2024, and 2023, respectively. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, Net Categories	Estimated Useful Life
Equipment	3 Years

Management assesses property and equipment for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. Management assessed and concluded that no impairment write-down would be necessary for the Company’s property and equipment as of September 30, 2024 and December 31, 2023.

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

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of September 30, 2024, and December 31, 2023.

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

There were no changes in the fair value hierarchy leveling during the nine months ended September 30, 2024 and 2023.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2024 and December 31, 2023, the Company had a full valuation allowance against its deferred tax assets.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,819,217 and 1,286,248 shares for the nine months ended September 30, 2024 and 2023, respectively, and the outstanding warrants that totaled 333,333 and 1,211,091 shares for the nine months ended September 30, 2024 and 2023, respectively.

Prior period reclassifications

We have reclassified certain amounts in prior periods to conform with current presentation. Increase in accrued interest in the amount of $76,197 which was reported within the increase in accounts payable and accrued expenses at September 30, 2023, has been reclassified on the statement of cash flows. Common stock issued to settle accounts payable and accrued expenses of $43,750 which was reported within stock based compensation at September 30, 2023, has been reclassified on the statement of cash flows.

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

NOTE 4 – ASSETS ACQUSITION

On November 28, 2023, the Company entered into an asset sale and purchase agreement with Philon Labs, LLC. (the “seller” or “Philon Labs”) for consideration of approximately $2,000,000 in exchange for the intangible assets. The purpose of the assets purchase was to begin the Company’s transition to a growth-oriented company that applies advanced engineering and design techniques to new products. The entire purchase consideration was allocated as fair value to the intellectual property acquired from the seller. The $2,000,000 was to be paid through the issuance of a new series of Preferred Stock. As of September 30, 2024, the consideration has not been issued to the seller and is recorded as shares to be issued on the consolidated balance sheet. The Company has analyzed the shares to be issued balance and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity. Subsequent to September 30, 2024, the Company issued 200,000 shares of Series B Preferred Stock to the seller as satisfaction of the intangible assets’ consideration (Note 10 – Subsequent Events).

The acquired intangible assets are being amortized over their estimated useful lives of 3 years.

Intangible assets as of September 30, 2024 and December 31, 2023, are as follows:

	September 30,	December 31,
	2024	2023
Intellectual property	$2,000,000	$2,000,000
Less: accumulated amortization	(560,219)	(60,219)
Intangible assets, net	$1,439,781	$1,939,781

Amortization expense from intangible assets was $500,000 and $0 for the nine months ended September 30, 2024, and 2023.

Future amortization expense from intangible assets as of September 30, 2024, were as follows:

For the Year Ended,
December 31,
Remainder of 2024	$167,883
2025	666,058
2026	605,839
Thereafter	-
Total remaining amortization expense	$1,439,781

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

On January 30th, 2024, the Company signed an agreement with a major shareholder for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 6 – Promissory and Convertible Notes). The note had interest expense of $728 and $1,930 for the three and nine months ended as of September 30, 2024, respectively. As of September 30, 2024, the Company had recorded accrued interest of $1,930 related to the note within accrued interest on the Condensed Consolidated Balance Sheet.

Mycotopia Consulting Agreement with the CEO

On November 17, 2021, Mycotopia entered into an Executive Consulting Agreement (the “Mycotopia Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of September 30, 2024 and December 31, 2023, the Company had cash compensation outstanding as accrued expense - related party due to the Mycotopia Consulting Agreement of $792,000 and $576,000, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized stock-based compensation of $0 and $635, respectively, from Warrants issued in connection with the Mycotopia Consulting Agreement. During the three months ended September 30, 2024 and 2023, the Company recognized stock-based compensation of $0 and $635, respectively, from Warrants issued in connection with the Mycotopia Consulting Agreement.  The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

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

The Company will pay the CEO a bonus in Mycotopia restricted stock or restricted stock units based on the following EBITDA milestones. As of September 30, 2024, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

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

Stock Grants – Significant Transactions

Upon the Company closing a Significant Transaction, the CEO shall be granted shares of Mycotopia common stock or a new series of Mycotopia preferred shares that is convertible into Mycotopia common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for Mycotopia. As of September 30, 2024 and December 31, 2023, the Company had not granted any shares in relation to a Significant Transaction.

As of September 30, 2024 and December 31, 2023, there are no amounts accrued related to the bonuses.

Board Compensation

As of September 30, 2024 and December 31, 2023, the Company had accrued expenses from board compensation of $325,000 and $250,000, respectively. Accrued board compensation is included as part of Accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 – PROMISSORY AND CONVERTIBLE NOTES

On August 27, 2021, the Company issued a lender (“Lender A”) a convertible note payable with principal of $500,000 and an original issue discount of $50,000. The note matures after 24 months and has an effective interest rate of 8%. As of September 30, 2024, and December 31, 2023, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of September 30, 2024, and December 31, 2023, the Company had an outstanding principal amount of $500,000 due to this lender as a result of the note.

On September 17, 2021, the Company issued a lender (“Lender B”) a convertible note payable with principal of $55,000 and an original issue discount of $5,000. The note matures after 24 months and has an effective interest rate of 8%. As of September 30, 2024, and December 31, 2023, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of September 30, 2024, and December 31, 2023, the Company had an outstanding principal amount of $55,000 due to this lender as a result of the note.

On October 27, 2021, the Company issued a lender (“Lender C”) a convertible note payable with principal of $220,000 and an original issue discount of $20,000. The note matures after 24 months and has an effective interest rate of 8%. As of September 30, 2024, and December 31, 2023, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of September 30, 2024, and December 31, 2023, the Company had an outstanding principal amount of $220,000 due to this lender as a result of the note.

On January 21, 2022, the Company issued a lender (“Lender E”) a convertible note payable with principal of $325,000 and an original issue discount of $75,000. The note matures after 24 months and has an effective interest rate of 8%. As of September 30, 2024, and December 31, 2023, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.975 per share. As of September 30, 2024, and December 31, 2023, the Company had an outstanding principal amount of $325,000 due as a result of this note.

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

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of September 30, 2024 and December 31, 2023:

		September 30, 2024			December 31, 2023
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2023	$725,792	$500,000	225,792	$626,884	$500,000	126,884
Lender B	9/27/2023	78,671	55,000	23,671	67,950	55,000	12,950
Lender C	10/27/2023	309,089	220,000	89,089	266,968	220,000	46,968
Lender D	10/21/2023	2,407	-	2,407	2,407	-	2,407
Lender E	1/21/2024	431,698	325,000	106,698	375,504	325,000	50,504
Lender F	1/30/2025	166,930	165,000	1,930	-	-	-
		$1,714,587	$1,265,000	449,587	$1,339,714	$1,100,000	239,714

		*** - Total Outstanding = Principal + Interest as of September 30, 2024 and December 31, 2023

During the nine months ended September 30, 2024 and 2023, the Company recorded debt discount amortization expense in the amount of $9,349 and $386,403, respectively. As of September 30, 2024, the Company had an unamortized debt discount balance of $0.

NOTE 7 – STOCKHOLDERS’ EQUITY

As of December 31, 2023, the Company was authorized to issue 5,000,000 shares of its preferred stock in one or more series, of which 1,500,000 were designated “Series B Preferred Stock”. On June 24, 2024, the Board of Directors of the Company approved the designation of one share of preferred stock as “Series A Preferred Stock”. As of September 30, 2024, the Company was authorized to issue 5,000,000 shares of preferred stock, of which 1,500,000 were designated “Series B Preferred Stock” and 1 was designated “Series A Preferred Stock”.

As of September 30, 2024 and December 31, 2023 we were authorized to issue 467,000,000 and 100,000,000 shares of common stock, respectively. On June 24, 2024, the Board of Directors of the Company approved an increase in the authorized shares of common stock from 100,000,000 to 467,000,000.

Common Stock

As of September 30, 2024 and December 31, 2023 we were authorized to issue 467,000,000 and 100,000,000 shares of common stock, respectively. Each share of common stock has a $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. The Company had 5,481,619 and 14,896,791 shares of common stock issued and outstanding as of September 30, 2024, and December 31, 2023, respectively.

During the year ended December 31, 2023, the Company issued 38,434 shares of common stock to settle $43,750 of accrued expenses. There was no gain or loss recorded on the issuance of the shares (Note 8 – Stock Based Compensation).

On July 29, 2024, the Company entered into an Exchange Agreement with Ehave, Inc., its largest shareholder, whereby Ehave, Inc. exchanged 9,793,754 shares of common stock for one share of Series A Preferred Stock.

On September 23, 2024, the Company issued 378,582 shares of common stock to settle $26,250 of accrued expenses. There was no gain or loss recorded on the issuance of the shares (Note 8 – Stock Based Compensation).

Series A Preferred Stock

As of September 30, 2024 and December 31, 2023 we were authorized to issue 1 and 0 shares of Series A Preferred Stock, $0.001 par value. The holder of the Series A Preferred is entitled to cast that number of votes on all matters presented for stockholder vote to the stockholders of the Corporation that when taking into account the votes entitled to be cast by the Series A Preferred stockholder is equal to seventy-five percent (75%) of the total shares authorized to vote on such matter(s) and such holder shall vote along with holders of the Corporation’s Common Stock on such matters. Additionally, the Series A Preferred Stock is convertible into 9,793,754 shares of Company common stock at the option of the holder.

On July 29, 2024, the Company entered into an Exchange Agreement with Ehave, Inc., its largest shareholder, whereby the Company agreed to issue Ehave, Inc. one share of Series A Preferred Stock in exchange for 9,793,754 shares of common stock.

Series B Preferred Stock - Mezzanine Equity

The Series B Preferred Stock is recorded as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity”. The Series B Shares are recorded as mezzanine equity in accordance with ASC 480 because the Company may be obligated to issue a variable number of shares at a fixed price known at inception and there is no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would be presumed and the Series B Shares are classified as mezzanine equity in accordance with ASC 480-10-S99. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series B Shares, all outstanding Series B Shares shall automatically convert into common stock. As of September 30, 2024 and December 31, 2023 the Company was authorized to issue 1,500,000 shares of Series B Preferred Stock.

NOTE 8 - STOCK BASED COMPENSATION

On May 29, 2024, the Company signed a consulting agreement with a consultant (the “May Consulting Agreement”). The consultant agreed to provide services related to the Company’s status as a publicly traded company. In exchange the consultant is to receive 120,000 shares of the Company’s common stock at commencement of the agreement, and an additional payment of 5,000 shares of common stock each month of the agreement. The agreement is effective from May 29, 2024 through September 22, 2024. During the three and nine months ended September 30, 2024, the Company incurred $402 and $7,182, respectively, of stock-based compensation related to the May Consulting Agreement. As of September 30, 2024 the Company had accrued $7,182 of stock-based compensation related to the May Consulting Agreement as a component of Accounts Payable and Accrued Expenses.

During 2022, the Company entered into a consulting agreement whereby the consultant agreed to act as a medical advisor to the Company for certain services. In exchange, the Company agreed to pay annual consideration of $35,000, payable in shares of common stock. The shares of common stock to be issued are to be determined using the volatility weighted average price of the common stock for the twenty days prior to the end of the quarter in which they were earned. As of December 31, 2023 and September 30, 2024, the Company had $35,000 and $35,000, respectively, recorded as component of accrued expenses on the Condensed consolidated Balance Sheet. During the year ended December 31, 2023, the Company issued 38,434 shares of common stock to settle $43,750 of accrued expenses related to the consulting agreement. On September 23, 2024, the Company issued 378,582 shares of common stock to settle $26,250 of accrued expenses related to the consulting agreement (Note 7 – Stockholders’ Equity).

Effective July 15, 2024, the Company adopted the “Mycotopia Therapies Inc. 2024 Equity Incentive Plan” (the “2024 Plan”). The 2024 Plan is effective through July 14, 2034, and limits the number of shares that may be issued pursuant to the 2024 Plan to 50,000,000 shares of common stock. As of September 30, 2024, there have not been any stock based compensation issuances under the 2024 Plan.

Warrants Issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the nine months ended September 30, 2024, and 2023:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2023	1,542,502	$0.65	1.29

Granted	1,922	$0.01	0.38
Exercised	-	-	-
Forfeited/Expired	(333,333)	1.50	-

Warrants outstanding at September 30, 2023	1,211,091	$0.42	0.15

Warrants outstanding at January 1, 2024	666,666	1.50	0.80

Granted	-	$-	-
Exercised	-	-	-
Forfeited/Expired	(333,333)	$1.50	-

Warrants outstanding and exercisable at September 30, 2024	333,333	$1.50	0.19

The intrinsic value of warrants outstanding as of September 30, 2024 was $0.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan whereby Mr. Kaplan was appointed as CEO of the Company (see Note 5 – Related Party Transactions).

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from September 30, 2024 through the issuance date of these financial statements, and there are no events requiring disclosure other than those described below:

Subsequent to September 30, 2024, the Company issued 200,000 shares of Series B Preferred Stock to the seller as satisfaction of the consideration owed to Philon Labs for the acquisition of intangible assets (Note 4 – Assets Acquisition).

On November 6, 2024, the Company issued 254,642 shares of common stock to a consultant as consideration for services rendered for the Company.

On November 6, 2024, the Company issued 254,642 shares of common stock to a consultant as consideration for services agreed to under a professional services agreement.

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

Results of Operations and Financial Condition

Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the three months ended September 30, 2024 and 2023.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 and 2023, consisted solely of general and administrative expenses. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. For the three months ended September 30, 2024 compared to the three months ended September 30, 2023 our general and administrative expense increased by $219,836, or 133%, from $165,421 to $385,257. The increase in general and administrative expenses was mainly the result of increased amortization expense from the intangible assets acquired by the Company in the fourth quarter of 2023 ($167,883), increased product development costs ($70,700). The increase was offset by decreased legal and professional expenses ($23,472).

Other Expense

Other expense for the three months ended September 30, 2024 and 2023 was composed of interest expense.

For the three months ended September 30, 2024 compared to the three months ended September 30, 2023 our interest expense decreased by $68,392, or 48%, from $143,279 to $74,887. The decrease primarily resulted from $113,664 less in debt discount amortization from the Company’s convertible notes partially offset by $44,495 of additional interest expense accrued during the third quarter of 2024 due to the default interest on the Company’s convertible note payables in default.

Net Loss

For the three months ended September 30, 2024 and 2023 we had a net loss of $460,144 and $308,700, respectively.

Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the nine months ended September 30, 2024 and 2023.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 and 2023, consisted solely of general and administrative expenses. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 our general and administrative expense increased by $709,754, or 166%, from $427,785 to $1,137,539. The increase in general and administrative expenses was mainly as a result of increased amortization expense from the intangible assets acquired by the Company in the fourth quarter of 2023 ($500,000), increased product development costs ($177,985), increased legal expenses ($6,930), increased stock based compensation ($6,547) and increased stock transfer fees ($5,204).

Other Expense

Other expense for the nine months ended September 30, 2024 and 2023 was composed of interest expense.

For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 our interest expense decreased by $243,379, or 53%, from $462,601 to $219,222. The decrease was primarily a result from $377,054 less in debt discount amortization from the Company’s convertible notes partially offset by $123,868 of additional interest expense due to the default interest on the Company’s convertible note payables in default.

Net Loss

For the nine months ended September 30, 2024 and 2023 we had a net loss of $1,356,761 and $890,386, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of September 30, 2024, we had $202,358 in cash and cash equivalents compared to $279,134 at December 31, 2023, a decrease of $76,776 resulting primarily from cash used in our operations. As of September 30, 2024, we had undiscounted obligations in the amount of approximately $1.3 million relating to the payment of indebtedness due within one year.

As of September 30, 2024, we had a working capital deficiency of $4,798,602 down from a working capital deficiency of $3,968,589 as of December 31, 2023. At September 30, 2024 our current assets were $203,058 and consisted almost entirely of cash. At September 30, 2024 our current liabilities were $5,001,660 and consisted predominantly of related party accrued expenses, convertible notes payable, and shares to be issued. We had an accumulated deficit of $10,317,742 as of September 30, 2024, an increase from an accumulated deficit of $8,960,981 as of December 31, 2023.

Our monthly operating costs averaged approximately $27,000 per month for the nine months ended September 30, 2024, excluding capital expenditures. We did not have capital expenditures during the nine months ended September 30, 2024. We plan to fund our operations with our cash on hand and additional financing.

Cash Flows

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(241,776)	$(68,914)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	165,000	-
Net decrease in cash	$(76,776)	$(68,914)

Operating activities used net cash of $241,776 for the nine months ended September 30, 2024, as compared to using net cash of $68,914 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, cash used in operating activities was primarily driven by our net loss of $1,356,761; offset primarily by amortization expense, the increase in related party accrued expenses, the increase in accrued interest, and the increase in accounts payable and accrued expenses. For the nine months ended September 30, 2023, cash used in operating activities was primarily driven by our net loss of $890,386; offset primarily by the amortization of debt discounts, and the increase in related party and non-related party accrued expenses.

Investing activities used net cash of $0 for the nine months ended September 30, 2024, and 2023. Financing activities produced cash flows of $165,000 and $0 for the nine months ended September 30, 2024, and 2023, respectively. We did not pay any cash for interest or for income taxes during the nine months ended September 30, 2024 and 2023.

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

For the nine months ended September 30, 2024, the Company incurred a net loss of $1,356,761, had negative cash flows from operations of $241,776 and may incur additional future losses. At September 30, 2024, the Company had total current assets of $203,058 and total current liabilities of $5,001,660, resulting in a working capital deficit of $4,798,602. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our September 30, 2024, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2024.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Description

31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14
32.01	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mycotopia Therapies, Inc.

Date: November 14, 2024	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer