Form 10-K
period 2024-12-31
AIBOTICS, INC.
filed 2025-04-11
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _____

Commission file number: 000-56022
AIBotics, Inc.
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by non-affiliates, computed by reference to the price at which our common equity was last sold or the average bid and asked price of such common equity at June 30, 2024, was $1,373,539.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 31, 2025, we had 42,690,903 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

TABLE OF CONTENTS

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

Business Overview

AIBotics, Inc. promotes the study of psychedelics for the treatment of mental health issues and supports the creation of both natural and synthetic molecules for the development of appropriate treatments. AIBotics also intends to deploy technology from its parent company, Ehave, Inc., in the collection of research and clinical data to further the study of the effects of psychedelics in the treatment of mental health issues. With the acquisition of assets from Philon Labs, we intend on using Artificial Intelligence ("AI") to transform great ideas and innovative solutions into disruptive products using advanced engineering and design techniques, enhancing patient care and streamlining medical processes.

History

AIBotics, Inc., a Nevada corporation (the “Company”), was incorporated in the State of Nevada on January 21, 2000, under the name RM Investors, Inc. In March 2014, under the terms of an Exchange Agreement and Plan of Reorganization, we acquired 100% of the issued and outstanding shares of our subsidiary 20/20 Produce Sales, Inc., an Idaho corporation that was incorporated on December 22, 1994. On March 26, 2014, we amended and restated our articles of incorporation to increase our authorized shares of common stock to 100,000,000 shares, par value $0.001, and to authorize 5,000,000 shares of preferred stock, par value $0.001. In connection with this reorganization, we obtained a new CUSIP number for our common stock, FINRA approval of our name change from RM Investors, Inc. to 20/20 Global, Inc., and a new trading symbol for our shares on the OTC marketplace and effected a 2-for-1 forward split of the then issued and outstanding shares of our common stock.

In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation, AIBotics Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave, Inc., and the former and current directors of 20/20 Global that provide for the 20/20 Global’s purchase of all of the outstanding stock of AIBotics, Inc. from Ehave, Inc. In May 2021, we changed our name to AIBotics Therapies Inc. Our trading symbol is TPIA. We have one subsidiary, AIBotics Therapies Inc., a Florida corporation. Our board of directors consists of Ben Kaplan and Mark Croskey.

Prior to its acquisition, AIBotics Therapies (Florida) entered into a supply agreement with Havn Life Sciences Inc. a Canadian corporation, a biotechnology company pursuing standardized extraction of psychoactive compounds and the development of natural health products. The agreement calls for HAVN to supply AIBotics with naturally derived Psilocybin SPP in the form of an Active Pharmaceutical Ingredient (API) to be used in testing by universities, researchers and pharmaceutical companies seeking to develop treatments and therapies using Psilocybin.

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

References to “us,” “we,” “our,” and correlative terms refer to AIBotics, Inc. and our wholly owned subsidiary, AIBotics, Inc., a Florida corporation, through which we conducted our activities.

On February 3, 2025, Mycotopia Therapies, Inc. amended its articles of incorporation to change its name to Aibotics Inc., (the “Name Change”).

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

On August 13, 2020, the Company entered into a supply agreement with HAVN Life Sciences to supply psilocybin for study. AIBotics Therapies intends to build a distribution channel to supply naturally-derived psilocybin spp compounds, in accordance with al federal laws and local protocols. By building out this supply chain AIBotics intends to be one of the first to market, as markets begin to open up around the globe. AIBotics seeks to be one of the handful of companies to have an API (active pharmaceutical ingredient) that meets European Union Good Manufacturing Practices that we could move around the world to jurisdictions where Psilocybin is legal and that we will form business relationships with labs, research institutions and drug manufactures. On, October 28, 2022, we entered into an extension agreement with HAVN, extending the agreement for an additional two years from October 28, 2022, with automatic yearly renewals unless canceled on at least 30 days prior notice.

On November 28, 2023, AIBotics Therapies Inc. entered into an Asset Sale and Purchase Agreement (the “Asset Purchase Agreement”) and Intellectual Property Assignment Agreement (the “IP Assignment”) with Philon Labs, LLC (“Philon Labs”) for the acquisition of certain assets of Philon Labs including the intellectual property related to its “Phill Robot” and “Milky Way” products.

With this acquisition AIBotics began to shift its focus to the use of artificial intelligence in robotics to improve quality of life.

Phill Robot and Milkyway

The Phill Robot, our flagship AI-powered massage robot uses advanced AI algorithms to learn and adapt to user preferences for a bespoke massage experience. With its range of massage accessories, this compact home wellness system signifies a leap in the wellness industry.

Phill Robot is the first massage, scratch, and caress robot featuring cutting-edge AI technology, poised to redefine the massage experience by bringing unparalleled convenience to the user's bedside. This innovative creation takes the

2 US News and World Report, July 2, 2021, https://money.usnews.com/investing/stock-market-news/articles/psychedelic-stocks-to-watch approach to relaxation and stress relief to the next level, delivering a personalized and spa-quality massage within the confines of one's home. Phill embodies the essence of a "massage-on-demand" experience.

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

Material Contracts

Completion of Acquisition of Disposition of Assets

In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), AIBotics Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the then-issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust. Prior to these transactions, neither 20/20 Global nor its officers and directors had a material relationship with Ehave, MYC, or their respective officers and directors.

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

On May 18, 2022, AIBotics Therapies Inc. (the “Company”) entered into an Agreement and Plan of Merger (the “Agreement”) whereby the Company was to merge with a wholly owned subsidiary of PSLY.com. Simultaneously E.iVentures, Inc. (“E.i”) was to merge with a separate wholly owned subsidiary of PSLY.com.

On February 16, 2023, the parties to the Agreement mutually agreed to terminate the Agreement and release each other. The preceding description of the termination is qualified in its entirety by reference to the Termination of Agreement and Plan of Merger dated February 16, 2023 and filed as an exhibit to the Company’s Current Report on Form 8-K filed February 22, 2023

On November 28, 2023, AIBotics Therapies Inc. (the “Company”) entered into an Asset Sale and Purchase Agreement (the “Asset Purchase Agreement”) and Intellectual Property Assignment Agreement (the “IP Assignment”) with Philon Labs, LLC (“Philon Labs”) for the acquisition of certain assets of Philon Labs including the intellectual property related to its “Phill Robot” and “Milky Way” products.

In consideration for the acquisition of the Assets, AIBotics Therapies will issue a new class of Preferred Stock (the “Preferred Stock”) with a face value of $2,000,000, convertible into shares of the Company’s Common Stock (the “Common Stock”). During the year ended December 31, 2024, the Company issued 200,000 shares of Series B Preferred Stock to the seller as satisfaction of the consideration owed to Philon Labs for the acquisition of intangible assets (see footnote 4). All shares of Preferred Stock and Common Stock issued in conjunction with the transaction will be “restricted securities,” as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

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

Facilities that manufacture, distribute, import or export any controlled substance must register annually with the DEA. The DEA registration is specific to the particular location, activity and controlled substance schedule(s).

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

We have approximately 96 stockholders of record of our common stock. As of March 31, 2025, we had 42,690,903 shares of common stock outstanding.

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

On November 6, 2024, the Company issued 509,284 shares of common stock to settle $5,730 of accrued expenses.

On December 3, 2024, the Company issued 30,000,000 shares of common stock to settle $300,000 of accrued expenses.

On December 8, 2024, the Company issued 4,000,000 shares of common stock to settle $65,845 of accrued expenses.

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

Results of Operations and Financial Condition for the Year Ended December 31, 2024 as Compared to the Year Ended December 31, 2023

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the years ended December 31, 2024 and 2023.

Expenses from Operations

Expenses from operations for the years ended December 31, 2024 and 2023, consisted solely of general and administrative expenses. General and administrative expenses consisted primarily of consulting fees, board compensation, and legal and professional services. For the year ended December 31, 2024 compared to the year ended December 31, 2023 our general and administrative expense increased by $1,018,093 or 165%, from $616,724 to $1,634,817. The increase in general and administrative expenses was the result of increased amortization expenses of $607,664, increase in board compensation of $101,250, increase in product development expense of $178,665 and increase in consulting fees of $47,000.

Other Expense

Other expense for the years ended December 31, 2024 and 2023 was composed of interest expense..

For the year ended December 31, 2024 compared to the year ended December 31, 2023 our interest expense decreased $351,165, or 62%, from $564,623 to $213,458. The decrease primarily resulted from $500,000 less in debt discount amortization from the Company’s convertible notes partially offset by $232,000 of additional interest expense accrued during the third quarter of 2024 due to the default interest on the Company’s convertible note payables in default.

Net Loss

For the years ended December 31, 2024 and 2023 we had a net loss of $1,848,275 and $1,181,347, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of December 31, 2024, we had $185,097 in cash and cash equivalents compared to $279,134 at December 31, 2023, a decrease of $94,037 resulting primarily from cash used in operating expenses. As of December 31, 2024, we had undiscounted obligations in the amount of approximately $1.1 million relating to the payment of indebtedness due within one year.

As of December 31, 2024, we had a working capital deficiency of $4,666,666 down from a working capital deficiency of $3,394,768 as of December 31, 2023. At December 31, 2024 our current assets were $185,097 and consisted solely of cash. As of December 31, 2024 our current liabilities were $4,851,763 and consisted predominantly of accrued interest, convertible notes payable, and shares to be issued. We had an accumulated deficit of $10,809,256 as of December 31, 2024, an increase from an accumulated deficit of $8,960,981 as of December 31, 2023.

Our monthly operating costs averaged approximately $22,000 per month for the year ended December 31, 2024, excluding capital expenditures. We did not have capital expenditures during the year ended December 31, 2024. However, we did acquire new intangible assets in exchange for the issuance of preferred shares. We plan to fund our operations with our cash on hand and additional financing.

Cash Flows

	Years Ended December 31,
	2024	2023
Net cash used in operating activities	$(259,037)	$(106,765)
Net cash provided by investing activities	-	-
Net cash provided in financing activities	165,000	-
Net decrease in cash	$(94,037)	$(106,765)

Operating activities used net cash of $259,037 for the year ended December 31, 2024, as compared to using net cash of $106,765 for the year ended December 31, 2023. For the year ended December 31, 2024, cash used in operating activities was primarily driven by our net loss of $1,848,275; offset primarily by the amortization of debt discounts, the increase in related party accrued expenses, and the increase in accounts payable and accrued expenses.

For the year ended December 31, 2023, cash used in operating activities was primarily driven by our net loss of $1,181,347; offset primarily by stock-based compensation, the amortization of debt discounts, and the increase in accounts payable and accrued expenses.

Financing activities produced cash flows of $165,000 and $0 for the year ended December 31, 2024, and 2023, respectively. We did not pay any cash for interest or for income taxes during the year ended December 31, 2024 and 2023.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans, which includes successfully integrating AIBotics, Inc. which was acquired subsequent to December 31, 2024. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no significant off-balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2024, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Recently Issued Accounting Pronouncements

Refer to Note 3 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 21, 2024, AIBotics, Inc. was notified by its independent registered public accounting firm, Pinnacle Accountancy Group of Utah (“Pinnacle”) that they were resigning. During the fiscal year ended December 31, 2022, and the quarterly periods through September 30, 2023, there were no (i) disagreements between the Company and Pinnacle on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, any of which, if not resolved to Pinnacle’s satisfaction, would have caused Pinnacle to make reference thereto in its audit report on the financial statements of the Company for such period, or (ii) reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. There were no disputes or disagreements between the Company and Pinnacle during the time it was the Company’s independent registered public accounting firm through the date of resignation.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the U.S. Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2023, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in our internal control over financial reporting during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2024.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects our ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that a material misstatement of our annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified material weaknesses in our internal control over financial reporting.  Specifically, (1) we lack a sufficient number of employees to properly segregate duties and provide adequate monitoring during the process leading to and including the preparation of the consolidated financial statements, and (2) we do not maintain effective controls to ensure that equity instruments were properly recorded and classified in accordance with U.S. GAAP.

Based on our assessment under the criteria described above, we have concluded that our internal control over financial reporting was not effective as of December 31, 2024.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ben Kaplan	2024	$288,000	-	200,000	-	-	-	-	$488,000
	2023	$288,000	-	-	635	-	-	-	$288,635

Executive Employment Agreements

AIBotics Consulting Agreement with the CEO

On November 17, 2021, AIBotics entered into an Executive Consulting Agreement (the “AIBotics Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of December 31, 2024 and 2023, the Company had cash compensation outstanding as accrued expense - related party due to the AIBotics Consulting Agreement of $864,000 and $576,000, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $0 and $635, respectively, of stock-based compensation from Warrants issued in connection with the AIBotics Consulting Agreement. The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

Significant terms of the AIBotics Consulting Agreement are as follows:

Annual Base Consulting Fee

Every calendar month the Company will pay the CEO a consulting fee of $24,000, with an annual total fee of $288,000.

Bonus Compensation Milestones

BK was granted a Warrant to purchase that number of shares of AIBotics common stock equal to 5% of the issued and outstanding AIBotics common shares, on a fully diluted basis. The Warrant had an exercise price of $0.01 per share and expired on November 16, 2023.

During the year ended December 31, 2023, the Company issued 1,922, respectively, vested AIBotics warrant shares in accordance with the Warrant valued at $635, (see Note 7 – Stockholders’ Equity).

The Company will pay the CEO a bonus in AIBotics restricted stock or restricted stock units based on the following EBITDA milestones. As of December 31, 2023, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

Bonus	EBITDA Milestones
$100,000	1st $1,000,000
$100,000	2nd $1,000,000
$100,000	3rd $1,000,000
$100,000	4th $1,000,000
$100,000	5th $1,000,000

The Company will pay the CEO a bonus in restricted stock or restricted stock units based on the following AIBotics market capitalization by maintaining the below market cap for AIBotics for a period of 22 consecutive trading days:

Bonus (Shares)	Market Capitalization Milestone
250,000	$30,000,000
250,000	$40,000,000
250,000	$60,000,000
250,000	$80,000,000
250,000	$100,000,000

Stock Grants – Significant Transactions

Upon the Company closing a Significant Transaction, the CEO shall be granted shares of AIBotics common stock or a new series of AIBotics preferred shares that is convertible into AIBotics common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for AIBotics. During the years ending December 31, 2024 and 2023, the Company did not grant any shares in relation to a Significant Transaction.

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

Director Compensation

Two members of our board of directors received compensation during the current fiscal year. The two board members received a total compensation of $100,000 and $60,000 per annum, paid in equal quarterly installments respectively. The payment can be made in either cash or shares of the Company’s common stock. In 2024 and 2023, the company incurred expenses of $160,000 and $160,000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2024, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 45,784,657 shares of common stock outstanding:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
Ehave Inc.[2]	Common stock	9,793,754	21.4%

Directors:

Ben Kaplan[2]	Common Stock	20,250,000	44.0%
Mark Croskery	Common Stock	10,016,912	21.9%
All Executive Officers and Directors as a Group (1 persons):	Common Stock	30,266,912	65.9%

Mark D. Williams	Common stock	999,997	2.2%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is set forth below for any transaction during the two years ended December 31, 2024 to which we were a party and in which any of our officers and directors or any holder of more than 10% of any class of our stock had or is deemed to have a material interest.

Related-Party Transactions

On January 30, 2024, the Company signed an agreement with a major shareholder for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 6 – Promissory and Convertible Notes). The note had interest expense of $2,658 for the year ended December 31, 2024. As of December 31, 2024, the Company had recorded accrued interest of $2,658 related to the note within accrued interest on the Consolidated Balance Sheet.

AIBotics Consulting Agreement with the CEO

On November 17, 2021, AIBotics entered into an Executive Consulting Agreement (the “AIBotics Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of December 31, 2024 and 2023, the Company had cash compensation outstanding as accrued expense - related party due to the AIBotics Consulting Agreement of $864,000 and $576,000, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $0 and $635, respectively, of stock-based compensation from Warrants issued in connection with the AIBotics Consulting Agreement. The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

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

For our fiscal year ended December 31, 2024, we were billed $29,193 for professional services rendered for the audit of our consolidated financial statements. For our fiscal year ended December 31, 2023, we were billed $17,000 for professional services rendered for the audit of our consolidated financial statements.

Audit related fees

For our fiscal years ended December 31, 2024 and 2023, we were billed $0 and $0, respectively, for professional services rendered for audit related fees.

Tax Fees

For our fiscal years ended December 31, 2024 and 2023, we were billed $0 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2024 and 2023.

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

23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of AiBotics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AiBotics, Inc. (“the Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, statements of mezzanine equity and stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has generated no revenues, experienced negative operating cash flows, and has incurred operating losses since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
April 11, 2025

AIBOTICS THERAPIES, INC
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

CURRENT ASSETS
Cash	$185,097	$279,134
TOTAL CURRENT ASSETS	185,097	279,134

NON-CURRENT ASSETS
Property and equipment, net	-	498
Intangible assets, net	1,271,898	1,939,781
TOTAL ASSETS	$1,456,995	$2,219,413

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$283,341	$341,358
Accrued interest	399,822	239,714
Accrued expenses - related party	864,000	576,000
Convertible note payable, net of debt discount	1,100,000	1,090,651
Note payable - related party	165,000	-
Shares to be issued	2,039,600	2,000,000
TOTAL LIABILITIES	4,851,763	4,247,723

Commitments and contingencies (Note 9)	-	-

MEZZANINE EQUITY
Series B Preferred stock, $0.001 par value; 1,500,000 shares authorized; 200,000 and 0, shares issued and outstanding, respectively; liquidation preference of $0 and $0, respectively	200	-

STOCKHOLDERS' EQUITY
Preferred stock, 5,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 1 and 0 shares authorized; 1 and 0 shares issued and outstanding, respectively.	-	-
Common stock, $0.001 par value; 467,000,000 and 100,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 39,990,903 and 14,896,791, shares issued and outstanding, respectively.	39,991	14,897
Additional paid-in capital	7,374,297	6,917,774
Accumulated deficit	(10,809,256)	(8,960,981)

TOTAL STOCKHOLDERS' DEFICIT	(3,394,768)	(2,028,310)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$1,456,995	$2,219,413

The accompanying notes are an integral part of these consolidated financial statements

AIBOTICS THERAPIES, INC
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

OPERATING EXPENSE
General and administrative expenses	$1,634,817	$616,724
TOTAL OPERATING EXPENSES	1,634,817	616,724

NET LOSS FROM OPERATIONS	(1,634,817)	(616,724)

OTHER EXPENSE
Interest expense	(213,458)	(564,623)
TOTAL OTHER EXPENSE	(213,458)	(564,623)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(1,848,275)	$(1,181,347)
Provision for income taxes	-	-
NET LOSS	$(1,848,275)	$(1,181,347)

Net loss per share
Basic and Diluted	$(0.14)	$(0.08)

Weighted-average common shares outstanding
Basic and Diluted	13,383,703	14,884,050

The accompanying notes are an integral part of these financial statements.

AIBOTICS THERAPIES, INC

CONSOLIDATED STATEMENT OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

	Series B		Series A
	Preferred Shares		Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Stockholders’ Deficit
Balance as of December 31, 2023	-	$-	-	$-	14,896,791	$14,897	$6,917,774	$(8,960,981)	$(2,028,310)
Exchange of common stock for Series A Preferred Stock	-	-	-	-	(9,793,754)	(9,794)	9,794	-	-
Common stock issued to settle accounts payable and accrued expenses	-	-	-	-	34,887,866	34,888	442,529	-	477,417
Issuance of Preferred Series B	200,000	200	-	-	-	-	4,200	-	4,400
Net loss for the year ended, December 31, 2024	-	-	-	-	-	-	-	(1,848,275)	(1,848,275)
Balance as of December 31, 2024	200,000	$200	-	$-	39,990,903	$39,991	$7,374,297	$(10,809,256)	$(3,394,768)

	Series B		Series A
	Preferred Shares		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31, 2022	-	-	-	$-	14,858,357	14,857	6,873,429	(7,779,634)	$(891,348)
Stock based compensation	-	-	-	-	-	-	635	-	635
Common stock issued to settle accounts payable and accrued expenses	-	-	-	-	38,434	40	43,710	-	43,750
Net loss for the year ended, December 31, 2023	-	-	-	-	-	-	-	(1,181,347)	(1,181,347)
Balance as of December 31, 2023	-	$-	-	$-	14,896,791	$14,897	$6,917,774	$(8,960,981)	$(2,028,310)

The accompanying notes are an integral part of these consolidated financial statements.

AIBOTICS THERAPIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,848,275)	$(1,181,347)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation expense	498	998
Amortization expense	667,883	60,219
Gain recognized on common stock issued to settle liability	79,591	-
Stock based compensation	-	635
Amortization of debt discount	9,349	435,498
Changes in Operating Assets and Liabilities:
Accounts payable and accrued expenses	339,809	160,108
Accrued interest	204,108	129,124
Accrued expenses - related party	288,000	288,000
NET CASH USED IN OPERATING ACTIVITES	(259,037)	(106,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party note payable	165,000	-
NET CASH PROVIDED BY FINANCING ACTIVITES	165,000	-

NET CHANGE IN CASH	(94,037)	(106,765)
CASH AT BEGINNING OF PERIOD	279,134	385,899
CASH AT END OF PERIOD	$185,097	$279,134

Cash paid during the period:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Intangible assets acquired through promise to issue shares	$-	$2,000,000
Common stock issued to settle accounts payable and accrued expenses	$477,417	$43,750
Exchange of common stock for Series A Preferred Stock	$9,794	$-
Issuance of Preferred Series B	$4,400	$-
Shares to be issued	$44,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

The Company was incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), AIBotics Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the then-issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust. Ehave’s ownership has since been diluted to 21.4% as of December 31, 2024.

On January 19, 2021, the above transaction closed. Because the former shareholder of AIBotics, Inc. acquired 75.77% of the Company’s then-outstanding stock and there was a change in control of the board of directors, the transaction was accounted for as a reverse merger in which AIBotics, Inc. was deemed to be the accounting acquirer and the Company the legal acquirer. Subsequent to the transaction, the Company changed its name from 20/20 Global, Inc. to AIBotics, Inc.

As a result of the transaction, the historical consolidated financial statements of the Company for periods prior to the date of the transaction are those of AIBotics, Inc., as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of AIBotics, Inc. prior to the transaction and the consolidated financial statements of the Company subsequent to the transaction.

On November 17, 2023, the Company created a new Florida-based subsidiary, NPD Genius, LLC (“NPD”).

On February3, 2025, Mycotopia Therapies, Inc. amended its articles of incorporation to change its name to Aibotics Inc., (the “Name Change”).

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

For the year ended December 31, 2024, the Company incurred a net loss of $1,848,275, had negative cash flows from operations of $259,037 and may incur additional future losses. At December 31, 2024, the Company had total current assets of $185,097 and total current liabilities of $4,851,763, resulting in a working capital deficit of $4,666,666. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. The Company maintains its cash balances with a bank whose balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of December 31, 2024 and December, 2023 did not have any concerns regarding cash balances which exceeded the insured amounts.

Property and Equipment, Net

Property and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $498 and $998 for the years ended December 31, 2024 and 2023, respectively. The Company computes depreciation utilizing estimated useful lives, as stated below:

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Property and Equipment, Net Categories	Estimated Useful Life
Equipment	3 Years

Management assesses property and equipment for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. Management assessed and concluded that no impairment write-down would be necessary for the Company’s property and equipment as of December 31, 2024 and 2023.

Finite Long-lived Intangible Assets, Net

Finite long-lived intangible assets are recorded at their estimated fair value at the date of acquisition. Finite long-lived intangible assets are amortized on a straight-line basis over their estimated useful lives. Management annually evaluates the estimated remaining useful lives of the finite intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of amortization. The Company acquired the finite intangible asset, intellectual property, as part of the Philon Labs asset acquisition during the year ended December 31, 2024 (Note 4 – Intangible Assets, Net).

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of December 31, 2024 and 2023.

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2024 and 2023.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2024 and 2023, the Company had a full valuation allowance against its deferred tax assets.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,100,000 and 1,090,651, the convertible preferred stock that totaled 2,039,600 and 2,000,000 and the outstanding warrants that totaled 166,667 and 666,666 for the years ended December 31, 2024 and 2023, respectively.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Segment Information

The Company operates as one operating segment with a focus on the development and management of companies and technologies that integrate artificial intelligence (AI) and robotics to enhance innovation and efficiency across multiple industries. The Company focuses on identifying, developing, and scaling businesses that benefit from automation, machine learning, and advanced robotics, driving transformative solutions in healthcare, manufacturing, logistics, and beyond. The Company’s Chief Executive Officer, as its chief operating decision maker (CODM), manages and allocates resources to the operations of the Company on a consolidated basis. The CODM assesses performance and allocates resources based on the Company’s consolidated statements of operations and key components and processes of the Company’s operations are managed centrally. Segment asset information is not used by the CODM to allocate resources. This enables our Chief Executive Officer to assess our overall level of available resources and determine how best to deploy these resources across projects to monitor and evaluate overall company performance, allocating resources, and establishing management compensation in line with our long-term company-wide strategic goals.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed below.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The company is currently evaluating this guidance to determine the impact it may have on its consolidated financial statements disclosures.

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07 - Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures, which enables investors to better understand an entity's overall performance and assess potential future cash flows through improved reportable segment disclosure requirements. The amendments enhance disclosures about significant segment expenses, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023. The Company adopted ASU No. 2023-07 on December 31, 2024. The adoption of the standard did not result in any significant disclosure changes in the Notes to the Consolidated Financial Statements.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 4 – ASSETS ACQUSITION

On November 28, 2023, the Company entered into an asset sale and purchase agreement with Philon Labs, LLC. (the “seller” or “Philon Labs”) for consideration of approximately $2,000,000 in exchange for the intangible assets. The purpose of the assets purchase was to begin the Company’s transition to a growth-oriented company that applies advanced engineering and design techniques to new products. The entire purchase consideration was allocated as fair value to the intellectual property acquired from the seller. The $2,000,000 is to be paid through the issuance of a new series of Preferred Stock. As of December 31, 2023, the consideration has not been issued to the seller and is recorded as shares to be issued on the consolidated balance sheet. The Company has analyzed the shares to be issued balance and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity. For the year ended December 31, 2024, the Company issued 200,000 shares of Series B Preferred Stock to the seller as satisfaction of the intangible assets’ consideration in the amount of $4,400.

The acquired intangible assets are being amortized over their estimated useful lives of 3 years.

Intangible assets as of December 31, 2024 and 2023, are as follows:

	For the years ended December 31,
	2024	2023
Intellectual property	$2,000,000	$2,000,000
Less: accumulated amortization	(728,102)	(60,219)
Intangible assets, net	$1,271,898	$1,939,781

Amortization expense from intangible assets was $667,883 and $60,219 for the year ended December 31, 2024 and 2023, respectively.

Future amortization expense from intangible assets as of December 31, 2024, were as follows:

For the Year Ended,
December 31,
2025	666,058
2026	605,839
Thereafter	-
Total remaining amortization expense	$1,271,898

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

On January 30, 2024, the Company signed an agreement with a major shareholder for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 6 – Promissory and Convertible Notes). The note had interest expense of $2,658 and $0 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had recorded accrued interest of $2,658 related to the note within accrued interest on the Consolidated Balance Sheet.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

AIBotics Consulting Agreement with the CEO

On November 17, 2021, AIBotics entered into an Executive Consulting Agreement (the “AIBotics Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of December 31, 2024 and 2023, the Company had cash compensation outstanding as accrued expense - related party due to the AIBotics Consulting Agreement of $864,000 and $576,000, respectively. During the years ended December 31, 2024 and 2023, the Company recognized $0 and $635, respectively, of stock-based compensation from Warrants issued in connection with the AIBotics Consulting Agreement. The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

Significant terms of the AIBotics Consulting Agreement are as follows:

Annual Base Consulting Fee

Every calendar month the Company will pay the CEO a consulting fee of $24,000, with an annual total fee of $288,000.

Bonus Compensation Milestones

The CEO was granted a Warrant to purchase that number of shares of AIBotics common stock equal to 5% of the issued and outstanding AIBotics common shares, on a fully diluted basis. The Warrant had an exercise price of $0.01 per share and expired on November 16, 2023.

During the years ended December 31, 2024 and 2023, the Company issued 0 and 1,922, respectively, vested AIBotics warrant shares in accordance with the Warrant valued at $0 and $635, respectively (see Note 7 – Stockholders’ Equity).

The Company will pay the CEO a bonus in AIBotics restricted stock or restricted stock units based on the following EBITDA milestones. As of December 31, 2024, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

Bonus	EBITDA Milestones
$100,000	1st $1,000,000
$100,000	2nd $1,000,000
$100,000	3rd $1,000,000
$100,000	4th $1,000,000
$100,000	5th $1,000,000

The Company will pay the CEO a bonus in restricted stock or restricted stock units based on the following AIBotics market capitalization by maintaining the below market cap for AIBotics for a period of 22 consecutive trading days:

Bonus (Shares)	Market Capitalization Milestone
250,000	$30,000,000
250,000	$40,000,000
250,000	$60,000,000
250,000	$80,000,000
250,000	$100,000,000

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Stock Grants – Significant Transactions

Upon the Company closing a Significant Transaction, the CEO shall be granted shares of AIBotics common stock or a new series of AIBotics preferred shares that is convertible into AIBotics common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for AIBotics. During the years ending December 31, 2024 and 2023, the Company did not grant any shares in relation to a Significant Transaction.

As of December 31, 2024, there are no amounts accrued related to the bonuses.

Board Compensation

As of December 31, 2024 and 2023, the Company had accrued expenses from board compensation of $160,00 and $250,000, respectively. Accrued board compensation is included as part of Accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 – PROMISSORY AND CONVERTIBLE NOTES

On August 27, 2021, the Company issued a lender (“Lender A”) a convertible note payable with principal of $500,000 and an original issue discount of $50,000. The note matures after 24 months and has an effective interest rate of 8%. As of December 31, 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of December 31, 2024 and 2023, the Company had an outstanding principal amount of $500,000 due to this lender as a result of the note. As of December 31, 2024, the Company converted $110,000 of accrued interest into common shares pursuant to the terms of an existing convertible note agreement. Although the conversion was effective as of December 31, 2024, the related shares were issued subsequent to year-end, in January 2025.

On September 17, 2021, the Company issued a lender (“Lender B”) a convertible note payable with principal of $55,000 and an original issue discount of $5,000. The note matures after 24 months and has an effective interest rate of 8%. As of December 31, 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of December 31, 2024 and 2023, the Company had an outstanding principal amount of $55,000 due to this lender as a result of the note.

On October 27, 2021, the Company issued a lender (“Lender C”) a convertible note payable with principal of $220,000 and an original issue discount of $20,000. The note matures after 24 months and has an effective interest rate of 8%. As of December 31, 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of December 31, 2024 and 2023, the Company had an outstanding principal amount of $220,000 due to this lender as a result of the note.

On January 21, 2022, the Company issued a lender (“Lender E”) a convertible note payable with principal of $325,000 and an original issue discount of $75,000. The note matures after 24 months and has an effective interest rate of 8%. As of December 31, 2024 and 2023 the Company had an outstanding principal amount of $325,000 due as a result of this note. As of December 31, 2024, $9,349 of original issue discount was amortized.

On January 30, 2024, the Company signed an agreement with a major shareholder (“Lender F”) for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 5 – Related Party Transactions).

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of December 31, 2024 and December 31, 2023:

		December 31, 2024			December 31, 2023
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2023	$634,417	$500,000	$133,989	$628,884	$500,000	$126,884
Lender B	9/27/2023	82,637	55,000	27,637	67,950	55,000	12,950
Lender C	10/27/2023	324,670	220,000	104,670	266,968	220,000	46,968
Lender D	10/21/2023	2,407	-	2,407	2,407	-	2,407
Lender E	1/21/2024	453,460	325,000	128,460	375,504	325,000	50,504
Lender E	1/30/2024	167,658	165,000	2,658
		$1,665,250	$1,265,000	$399,8222	$1,339,714	$1,100,000	$239,714

		*** - Total Outstanding = Principal + Interest as of December 31, 2024 and December 31, 2023

During the years ended December 31, 2024 and 2023, the Company recorded debt discount amortization expense in the amount of $9,349 and $435,498, respectively. As of December 31, 2024, the Company had an unamortized debt discount balance of $0.

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

As of December 31, 2024 and 2023, we were authorized to issue 467,000,000 and 100,000,000 shares of common stock, respectively. On June 24, 2024, the Board of Directors of the Company approved an increase in the authorized shares of common stock from 100,000,000 to 467,000,000.

Common Stock

As of December 31, 2024 and 2023 we were authorized to issue 467,000,000 and 100,000,000 shares of common stock, respectively. Each share of common stock has a $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. The Company had 39,990,903 and 14,896,791 shares of common stock issued and outstanding as of December 31, 2024, and 2023 respectively.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

During the year ended December 31, 2023, the Company issued 38,434 shares of common stock to settle $43,750 of accrued expenses.

During the year ended December 31, 2024, the Company entered into an Exchange Agreement with Ehave, Inc., its largest shareholder, whereby Ehave, Inc. exchanged 9,793,754 shares of common stock for one share of Series A Preferred Stock.

During the year ended December 31, 2024, the Company issued 378,582 shares of common stock to settle $26,250 of accrued expenses. There was no gain or loss recorded on the issuance of the shares.

During the year ended December 31, 2024, the Company issued 254,642 shares of common stock to settle $3,565 of accrued expenses. There was no gain or loss recorded on the issuance of the shares.

During the year ended December 31, 2024, the Company issued 254,642 shares of common stock to settle $2,165 of accrued expenses. There was no gain or loss recorded on the issuance of the shares.

During the year ended December 31, 2024, the Company issued 30,000,000 shares of common stock to settle $300,000 of accrued expenses. There was a gain on the issuance of the shares of $3,437.

During the year ended December 31, 2024, the Company issued 4,000,000 shares of common stock to settle $68,010 of accrued expenses. There was loss recorded on the issuance of the shares of $1,345.

Series A Preferred Stock

As of December 31, 2024, and 2023 we were authorized to issue 1 and 0 shares of Series A Preferred Stock, $0.001 par value. The holder of the Series A Preferred is entitled to cast that number of votes on all matters presented for stockholder vote to the stockholders of the Corporation that when taking into account the votes entitled to be cast by the Series A Preferred stockholder is equal to seventy-five percent (75%) of the total shares authorized to vote on such matter(s) and such holder shall vote along with holders of the Corporation’s Common Stock on such matters. Additionally, the Series A Preferred Stock is convertible into 9,793,754 shares of Company common stock at the option of the holder.

On July 29, 2024, the Company entered into an Exchange Agreement with Ehave, Inc., its largest shareholder, whereby the Company agreed to issue Ehave, Inc. one share of Series A Preferred Stock in exchange for 9,793,754 shares of common stock.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Series B Preferred Stock - Mezzanine Equity

The Company’s Series B Preferred Stock, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480-10-S99 Distinguishing Liabilities from Equity, is accounted for as mezzanine equity due to the redemption feature upon a deemed liquidation event: (i) a merger or consolidation, or (ii) the sale, lease, transfer or other disposition of substantially all the assets of the Company. As of December 31, 2024 and 2023 the Company was authorized to issue 1,500,000 shares of Series B Preferred Stock.

During the year ended December 31, 2024, the Company issued 200,000 shares of Series B Preferred Stock to the seller as satisfaction of the consideration owed to Philon Labs for the acquisition of intangible assets (see footnote 4).

NOTE 8 - STOCK BASED COMPENSATION

Stock Option and Stock Issuance Plan

Effective July 15, 2024, the Company adopted the “AIBotics, Inc.” limits the number of shares that may be issued pursuant to the 2024 Plan to 50,000,000 shares of common stock. As of December 31, 2024, there have not been any stock-based compensation issuances under the 2024 Plan.

During 2022, the Company entered into a consulting agreement whereby the consultant agreed to act as a medical advisor to the Company for certain services. In exchange, the Company agreed to pay annual consideration of $35,000, payable in shares of common stock. The shares of common stock to be issued are to be determined using the volatility weighted average price of the common stock for the twenty days prior to the end of the quarter in which they were earned. As of December 31, 2024 and 2023, the Company had $35,000 and $35,000, respectively, recorded as component of accrued expenses on the consolidated Balance Sheet. During the year ended December 31, 2023, the Company issued 38,434 shares of common stock to settle $43,750 of accrued expenses related to the consulting agreement. As of December 31, 2024, the Company issued 378,582 shares of common stock to settle $26,250 of accrued expenses related to the consulting agreement (Note 7 – Stockholders’ Equity).

On May 29, 2024, the Company signed a consulting agreement with a consultant (the “May Consulting Agreement”). The consultant agreed to provide services related to the Company’s status as a publicly traded company. In exchange the consultant is to receive 120,000 shares of the Company’s common stock at commencement of the agreement, and an additional payment of 5,000 shares of common stock each month of the agreement. The agreement is effective from May 29, 2024 through September 22, 2024. During the year ended December 31, 2024, the Company incurred $7,182, respectively, of stock-based compensation related to the May Consulting Agreement. As of December 31, 2024 the Company had accrued $7,182 of stock-based compensation related to the May Consulting Agreement as a component of Accounts Payable and Accrued Expenses.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Warrants Issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the years ended December 31, 2024 and 2023:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2023	1,542,502	$0.65	1.29

Granted	1,922	$0.01	-
Exercised	-	-	-
Forfeited/Expired	(877,758)	$0.01	-

Warrants outstanding at December 31, 2023	666,666	$1.50	0.80

Granted	-	$-	-
Exercised	-	-	-
Forfeited/Expired	(499,999)	$1.50	-

Warrants outstanding and exercisable at December 31, 2024	166,666	$1.50	0.06

The intrinsic value of warrants outstanding as of December 31, 2024 was $0.

All the warrants granted during the year ending December 31, 2023 were valued using the Black-Scholes option pricing model using the following weighted average assumptions:

For the Year Ended December 31,
2023

Expected term (years)	2.00
Exercise price	$0.10
Expected volatility	157.00%
Stock price	$0.34
Risk-free interest rate	5.50%
Dividend yield	0.00%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan whereby Mr. Kaplan was appointed as CEO of the Company (see Note 5 – Related Party Transactions).

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

NOTE 10 – INCOME TAXES

The provision for federal and state income taxes is associated with and included in net income from discontinued operations and consists of the following components:

	2024	2023
Current Income taxes
Federal	$-	$-
State	-	-
Total current income tax expenses	$-	$-

Deferred income taxes
Federal	$-	$-
State	-	-
Total current income tax expenses	$-	$-

Total income tax expense	$-	$-

The reconciliation between income taxes at the U.S. federal rate of 21% and the amount recorded in the accompanying consolidated financial statements is as follows:

	2024	2023
Tax expense at U.S. federal statutory rate	$(369,847)	$(248,083)
Tax expense at state statutory rate	(76,648)	(32,335)
Stock Based Compensation	1,508	133
Amortization of Debt Discount	1,966	91,455
Change in valuation allowance	441,265	188,613
Other	759	217
Total	$-	$-

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

	2024	2023
Federal net operating loss carryforward	$441,851	$268,214
State net operating loss carryforward	91,421	55,495
Fixed assets and intangibles	147,800	12,471
Accrued expenses	312,314	215,942
Total Deferred tax assets	$993,386	$552,122
Valuation allowance	(993,386)	(552,122)
	$-	$-

At December 31, 2024 and December 31, 2023, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company considers the U.S. and Florida to be major tax jurisdictions. As of December 31, 2024, for federal tax purposes the tax years 2022-2024 and for Florida the tax years 2021 through 2024 remain open to examination by tax authorities.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

As of December 31, 2024, the Company has net operating losses amounting to $2,104,053 for federal and Florida which can be carried forward indefinitely but are limited to 80% usage.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2024 the issuance date of these financial statements, and there are no events requiring disclosure other than those described below:

Subsequent to December 31, 2024, the Company issued 500,000 shares of common stock to a consultant as consideration for services rendered for the Company.

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

AIBOTICS, INC.

Date: April 11, 2025	By:	/s/ Benjamin Kaplan
Benjamin Kaplan,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)