Form 10-Q
period 2025-03-31
AIBOTICS, INC.
filed 2025-05-20
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _____

Commission file number: 000-56022

AIBiotics Therapies, Inc.
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of May 16, 2025, we had 46,244,137 shares of common stock outstanding.

AIBiotics Therapies, Inc.

Form 10-Q for the Quarter Ended March 31, 2025

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIBIOTICS THERAPIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$156,737	$185,097
Total Current Assets	156,737	185,097

NON-CURRENT ASSETS:
Property and equipment, net	-	-
Intangible assets, net	1,107,664	1,271,898
TOTAL ASSETS	$1,264,401	$1,456,995

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$443,017	$283,341
Accrued interest	461,755	399,822
Accrued expenses – related party	936,000	864,000
Convertible note payable, net of debt discount	1,100,000	1,100,000
Notes payable – related party	165,000	165,000
Shares to be issued	1,995,600	2,039,600
TOTAL LIABILITIES	5,101,372	4,851,763

Commitments and contingencies (Note 9 – Commitments and Contingencies)	-	-

MEZZANINE EQUITY
Series B Preferred stock, $0.001 par value; 1,500,000 shares authorized at March 31, 2025 and December 31, 2024; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024; liquidation preference of $0 as of March 31, 2025 and December 31, 2024	200	200

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 1 and 0 shares authorized at March 31, 2025 and December 31, 2024, respectively; 1 and 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value; 467,000,000 shares authorized at March 31, 2025 and December 31, 2024; 45,244,137 and 39,990,903 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	45,244	39,991
Additional paid in capital	7,518,238	7,374,297
Accumulated deficit	(11,400,653)	(10,809,256)
TOTAL STOCKHOLDERS’ DEFICIT	(3,836,971)	(3,394,768)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$1,264,401	$1,456,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIBIOTICS THERAPIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

Revenue	$2,183	$-
GROSS PROFIT	2,183	-

OPERATING EXPENSE
General and administrative	531,647	360,872
TOTAL OPERATING EXPENSES	531,647	360,872

NET LOSS FROM OPERATIONS	(529,464)	(360,872)

OTHER EXPENSE
Interest expense	(61,933)	(65,070)
TOTAL OTHER EXPENSE	(61,933)	(65,070)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(591,397)	(425,942)
Provision for income taxes	-	-

NET LOSS	$(591,397)	$(425,942)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.01)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	44,256,753	14,884,050

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIBIOTICS THERAPIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

	Series B		Series A
	Preferred Shares		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31, 2024	200,000	$200	-	$-	39,990,903	$39,991	$7,374,297	$(10,809,256)	$(3,394,768)
Common stock issued to settle accounts payable and accrued expenses	-	-	-	-	5,253,234	5,253	143,941	-	149,194
Net loss for the three months ended, March 31, 2025	-	-	-	-	-	-	-	(591,397)	(591,397)
Balance as of March 31, 2025	200,000	$200	-	$-	45,244,137	$45,244	$7,518,238	$(11,400,653)	$(3,836,971)

	Series B		Series A
	Preferred Shares		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31, 2023	-	$-	-	$-	14,896,791	$14,897	$6,917,774	$(8,960,981)	$(2,028,310)
Net loss for the three months ended, March 31, 2024	-	-	-	-	-	-	-	(425,942)	(425,942)
Balance as of March 31, 2024	-	$-	-	$-	14,896,791	$14,897	$6,917,774	$(9,386,923)	$(2,454,252)

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIBIOTICS THERAPIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(591,397)	$(425,942)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation expense	-	249
Amortization expense	164,234	166,058
Amortization of debt discount	-	9,349
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	(500)
Increase in accounts payable and accrued expenses	308,870	49,356
Decrease in accrued interest	17,933	55,721
Increase in accrued expenses – related party	72,000	72,000
Net cash used in operating activities	(28,360)	(73,709)

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related party	-	165,000
Net cash provided by financing activities	-	165,000

Net (decrease) increase in cash	(28,360)	91,291

Cash, beginning of period	185,097	279,134

Cash, end of period	$156,737	$370,425

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued to settle accounts payable and accrued expenses	$149,194	$-
Exchange of common stock for Series A Preferred Stock	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

AIBIOTICS THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025 and 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

The Company was incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), AIBiotics Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the then-issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust. As of March 31, 2025 Ehave’s ownership has since been diluted to 21.4%.

On January 19, 2021, the above transaction closed. Because the former shareholder of AIBiotics Therapies, Inc. acquired 75.77% of the Company’s then-outstanding stock and there was a change in control of the board of directors, the transaction was accounted for as a reverse merger in which AIBiotics Therapies, Inc. was deemed to be the accounting acquirer and the Company the legal acquirer. Subsequent to the transaction, the Company changed its name from 20/20 Global, Inc. to AIBiotics Therapies, Inc.

As a result of the transaction, the historical consolidated financial statements of the Company for periods prior to the date of the transaction are those of AIBiotics Therapies, Inc., as the accounting acquirer, and all references to the consolidated financial statements of the Company apply to the historical financial statements of AIBiotics Therapies, Inc. prior to the transaction and the consolidated financial statements of the Company subsequent to the transaction.

On November 17, 2024, the Company created a new Florida-based subsidiary, NPD Genius, LLC (“NPD”).

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

For the three months ended March 31, 2025, the Company incurred a net loss of $591,397, had negative cash flows from operations of $28,360 and may incur additional future losses. At March 31, 2025, the Company had total current assets of $156,737 and total current liabilities of $5,101,372, resulting in a working capital deficit of $4,944,635. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2025, and the results of its operations and its cash flows for the three months ended March 31, 2025 and 2024. The balance sheet as of December 31, 2024 is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.

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

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. The Company maintains its cash balances with a bank whose balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of March 31, 2025, and December 31, 2024, did not have any concerns regarding cash balances which exceeded the insured amounts.

Property and Equipment, Net

Property and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $0 and $249 for the three months ended March 31, 2025, and 2024, respectively. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, Net Categories	Estimated Useful Life
Equipment	3 Years

Management assesses property and equipment for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. Management assessed and concluded that no impairment write-down would be necessary for the Company’s property and equipment as of March 31, 2025 and December 31, 2024.

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

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of March 31, 2025, and December 31, 2024.

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

There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2025 and 2024.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,809,200 and 1,643,203 shares for the three months ended March 31, 2025 and 2024, respectively, and the outstanding warrants that totaled 0 and 666,666 shares for the three months ended March 31, 2025 and 2024, respectively.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements, other than those disclosed below.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the presentational impact of this ASU and expects to adopt its provisions in the Annual Report on Form 10-K for the year ending December 31, 2025.

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company will adopt ASU 2024-03 in its annual report for the year ended December 31, 2026.

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

NOTE 4 – ASSETS ACQUSITION

On November 28, 2023, the Company entered into an asset sale and purchase agreement with Philon Labs, LLC. (the “seller” or “Philon Labs”) for consideration of approximately $2,000,000 in exchange for the intangible assets. The purpose of the assets purchase was to begin the Company’s transition to a growth-oriented company that applies advanced engineering and design techniques to new products. The entire purchase consideration was allocated as fair value to the intellectual property acquired from the seller. The $2,000,000 was to be paid through the issuance of a new series of Preferred Stock. As of March 31, 2025, the consideration has not been issued to the seller and is recorded as shares to be issued on the consolidated balance sheet. The Company has analyzed the shares to be issued balance and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity. During the three months ended December 31, 2024, the Company issued 200,000 shares of Series B Preferred Stock to the seller as satisfaction of the intangible assets’ consideration in the amount of $4,400. No shares were issued during the three months ending March 31, 2025.

The acquired intangible assets are being amortized over their estimated useful lives of 3 years.

Intangible assets as of March 31, 2025 and December 31, 2024, are as follows:

	March 31,	December 31,
	2025	2024
Intellectual property	$2,000,000	$2,000,000
Less: accumulated amortization	(892,336)	(728,102)
Intangible assets, net	$1,107,664	$1,271,898

Amortization expense from intangible assets was $164,234 and $166,058 for the three months ended March 31, 2025, and 2024.

Future amortization expense from intangible assets as of March 31, 2025, were as follows:

For the Year Ended,
December 31,
Remainder of 2025	$501,825
2026	605,839
Thereafter	-
Total remaining amortization expense	$1,107,664

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

On January 30th, 2024, the Company signed an agreement with a major shareholder for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 6 – Promissory and Convertible Notes). The note had interest expense of $3,370 for the three months ended as of March 31, 2025, respectively. As of March 31, 2025, the Company had recorded accrued interest of $3,370 related to the note within accrued interest on the Condensed Consolidated Balance Sheet.

AIBiotics Consulting Agreement with the CEO

On November 17, 2021, AIBiotics entered into an Executive Consulting Agreement (the “AIBiotics Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of March 31, 2025 and December 31, 2024, the Company had cash compensation outstanding as accrued expense - related party due to the AIBiotics Consulting Agreement of $936,000 and $864,000, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized stock-based compensation of $0 and $0, respectively, from Warrants issued in connection with the AIBiotics Consulting Agreement.  The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

Significant terms of the AIBiotics Consulting Agreement are as follows:

Annual Base Consulting Fee

Every calendar month the Company pays the CEO a consulting fee of $24,000, with an annual total fee of $288,000.

Bonus Compensation Milestones

The CEO was granted a Warrant to purchase that number of shares of AIBiotics common stock equal to 5% of the issued and outstanding AIBiotics common shares, on a fully diluted basis. The Warrant had an exercise price of $0.01 per share and expired on November 16, 2023.

During the year ended December 31, 2024, the Company issued 0 vested AIBiotics warrant shares in accordance with the Warrant valued at $0 (see Note 7 – Stockholders’ Equity).

The Company will pay the CEO a bonus in AIBiotics restricted stock or restricted stock units based on the following EBITDA milestones. As of March 31, 2025, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

Bonus	EBITDA Milestones
$100,000	1st $1,000,000
$100,000	2nd $1,000,000
$100,000	3rd $1,000,000
$100,000	4th $1,000,000
$100,000	5th $1,000,000

The Company will pay the CEO a bonus in restricted stock or restricted stock units based on the following AIBiotics market capitalization by maintaining the below market cap for AIBiotics for a period of 22 consecutive trading days:

Bonus (Shares)	Market Capitalization Milestone
250,000	$30,000,000
250,000	$40,000,000
250,000	$60,000,000
250,000	$80,000,000
250,000	$100,000,000

Stock Grants – Significant Transactions

Upon the Company closing a Significant Transaction, the CEO shall be granted shares of AIBiotics common stock or a new series of AIBiotics preferred shares that is convertible into AIBiotics common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for AIBiotics. As of March 31, 2025 and December 31, 2024, the Company had not granted any shares in relation to a Significant Transaction.

As of March 31, 2025 and December 31, 2024, there are no amounts accrued related to the bonuses.

Board Compensation

As of March 31, 2025 and December 31, 2024, the Company had accrued expenses from board compensation of $150,000 and $160,000, respectively. Accrued board compensation is included as part of Accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 – PROMISSORY AND CONVERTIBLE NOTES

On August 27, 2021, the Company issued a lender (“Lender A”) a convertible note payable with principal of $500,000 and an original issue discount of $50,000. The note matures after 24 months and has an effective interest rate of 8%. As of March 31, 2025 and December 31, 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of March 31, 2025 and December 31, 2024, the Company had an outstanding principal amount of $500,000 due to this lender as a result of the note. As of December 31, 2024, the Company converted $110,000 of accrued interest into common shares pursuant to the terms of an existing convertible note agreement. Although the conversion was effective as of December 31, 2024, the related 2,200,000 shares of common stocks with the fair value of $44,000 were issued subsequent to year-end, in January 2025 and recorded within the unaudited condensed statement of stockholder equity for the three months ended March 31, 2025.

On September 17, 2021, the Company issued a lender (“Lender B”) a convertible note payable with principal of $55,000 and an original issue discount of $5,000. The note matures after 24 months and has an effective interest rate of 8%. As of March 31, 2025, and December 31, 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of March 31, 2025, and December 31, 2024, the Company had an outstanding principal amount of $55,000 due to this lender as a result of the note.

On October 27, 2021, the Company issued a lender (“Lender C”) a convertible note payable with principal of $220,000 and an original issue discount of $20,000. The note matures after 24 months and has an effective interest rate of 8%. As of March 31, 2025, and December 31, 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of March 31, 2025, and December 31, 2024, the Company had an outstanding principal amount of $220,000 due to this lender as a result of the note.

On January 21, 2022, the Company issued a lender (“Lender E”) a convertible note payable with principal of $325,000 and an original issue discount of $75,000. The note matures after 24 months and has an effective interest rate of 8%. As of March 31, 2025, and December 31, 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.975 per share. As of March 31, 2025, and December 31, 2024, the Company had an outstanding principal amount of $325,000 due as a result of this note.

On January 30th, 2024, the Company signed an agreement with a major shareholder (“Lender F”) for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 5 – Related Party Transactions).

During the year ended December 31, 2021, the Company issued three convertible notes payable. In accordance with the terms of the note agreements, during the year ended December 31, 2022, the Company received notice to convert the three notes into shares of the Company’s common stock. As a result, an aggregate of $232,500 in principal and $13,145 in interest was converted into 245,645 shares of common stock (Note 7 – Stockholders’ Equity). Following the conversion, $2,407 of accrued interest remained outstanding and owed to one of the note holders (“Lender D”). As of the three months ended March 31, 2025, the Company notes all convertible notes payables are currently in default.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of March 31, 2025 and December 31, 2024:

		March 31, 2025			December 31, 2024
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender A	8/27/2024	$652,762	$500,000	152,762	$633,989	$500,000	$133,989
Lender B	9/27/2024	86,712	55,000	31,713	82,637	55,000	27,637
Lender C	10/27/2024	340,681	220,000	120,681	324,670	220,000	104,670
Lender D	10/21/2024	2,407	-	2,407	2,407	-	2,407
Lender E	1/21/2024	475,822	325,000	150,822	453,460	325,000	128,460
Lender F	1/30/2025	168,370	165,000	3,370	167,658	165,000	2,658
		$1,726,755	$1,265,000	461,755	$1,664,821	$1,265,000	$399,821

		*** - Total Outstanding = Principal + Interest as of March 31, 2025 and December 31, 2024

During the three months ended March 31, 2025 and 2024, the Company recorded debt discount amortization expense in the amount of $0 and $9,349, respectively. As of March 31, 2025, the Company had an unamortized debt discount balance of $0.

NOTE 7 – STOCKHOLDERS’ EQUITY

As of December 31, 2023, the Company was authorized to issue 5,000,000 shares of its preferred stock in one or more series, of which 1,500,000 were designated “Series B Preferred Stock”. On June 24, 2024, the Board of Directors of the Company approved the designation of one share of preferred stock as “Series A Preferred Stock”. As of March 31, 2025, the Company was authorized to issue 5,000,000 shares of preferred stock, of which 1,500,000 were designated “Series B Preferred Stock” and 1 was designated “Series A Preferred Stock”.

As of March 31, 2025 and December 31, 2024 we were authorized to issue 467,000,000 shares of common stock, respectively. On June 24, 2024, the Board of Directors of the Company approved an increase in the authorized shares of common stock from 100,000,000 to 467,000,000.

Common Stock

As of March 31, 2025 and December 31, 2024 we were authorized to issue 467,000,000 shares of common stock, respectively. Each share of common stock has a $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. The Company had 45,244,137 and 39,990,903 shares of common stock issued and outstanding as of March 31, 2025, and December 31, 2024, respectively.

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

As of December 31, 2024, the Company converted $110,000 of accrued interest into common shares pursuant to the terms of an existing convertible note agreement (see Note 6). Although the conversion was effective as of December 31, 2024, the related 2,200,000 shares of common stocks with the fair value of $44,000 were initially recorded as shares to be issued as of December 31, 2025, and were issued subsequent to year-end, in January 2025 and recorded within the unaudited condensed statement of stockholder equity for the three months ended March 31, 2025.

During the three months ended March 31, 2025, the Company issued 2,130,276 shares of common stock to settle $23,433 of accrued expenses. There was no gain or loss recorded on the issuance of the shares.

During the three months ended March 31, 2025, the Company issued 500,000 shares of common stock to settle $53,000 of accrued expenses. There was no gain or loss recorded on the issuance of the shares.

During the three months ended March 31, 2025, the Company issued 422,958 shares of common stock to settle $28,761 of accrued expenses. There was no gain or loss recorded on the issuance of the shares.

Series A Preferred Stock

As of March 31, 2025 and December 31, 2024 we were authorized to issue 1 and 0 shares of Series A Preferred Stock, $0.001 par value. The holder of the Series A Preferred is entitled to cast that number of votes on all matters presented for stockholder vote to the stockholders of the Corporation that when taking into account the votes entitled to be cast by the Series A Preferred stockholder is equal to seventy-five percent (75%) of the total shares authorized to vote on such matter(s) and such holder shall vote along with holders of the Corporation’s Common Stock on such matters. Additionally, the Series A Preferred Stock is convertible into 9,793,754 shares of Company common stock at the option of the holder.

On July 29, 2024, the Company entered into an Exchange Agreement with Ehave, Inc., its largest shareholder, whereby the Company agreed to issue Ehave, Inc. one share of Series A Preferred Stock in exchange for 9,793,754 shares of common stock.

Series B Preferred Stock - Mezzanine Equity

The Series B Preferred Stock is recorded as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity”. The Series B Shares are recorded as mezzanine equity in accordance with ASC 480 because the Company may be obligated to issue a variable number of shares at a fixed price known at inception and there is no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would be presumed and the Series B Shares are classified as mezzanine equity in accordance with ASC 480-10-S99. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series B Shares, all outstanding Series B Shares shall automatically convert into common stock. As of March 31, 2025 and December 31, 2024 the Company was authorized to issue 1,500,000 shares of Series B Preferred Stock.

NOTE 8 - STOCK BASED COMPENSATION

Effective July 15, 2024, the Company adopted the “AIBiotics, Inc.” limits the number of shares that may be issued pursuant to the 2024 Plan to 50,000,000 shares of common stock. As of March 31, 2025, there have not been any stock-based compensation issuances under the 2024 Plan.

During 2022, the Company entered into a consulting agreement whereby the consultant agreed to act as a medical advisor to the Company for certain services. In exchange, the Company agreed to pay annual consideration of $35,000, payable in shares of common stock. The shares of common stock to be issued are to be determined using the volatility weighted average price of the common stock for the twenty days prior to the end of the quarter in which they were earned. As of December 31, 2024 and March 31, 2025, the Company had $35,000 and $50,000, respectively, recorded as component of accrued expenses on the Condensed consolidated Balance Sheet. During the year ended December 31, 2024, the Company issued 38,434 shares of common stock to settle $43,750 of accrued expenses related to the consulting agreement. On September 23, 2024, the Company issued 378,582 shares of common stock to settle $26,250 of accrued expenses related to the consulting agreement (Note 7 – Stockholders’ Equity).

On May 29, 2024, the Company signed a consulting agreement with a consultant (the “May Consulting Agreement”). The consultant agreed to provide services related to the Company’s status as a publicly traded company. In exchange the consultant is to receive 120,000 shares of the Company’s common stock at commencement of the agreement, and an additional payment of 5,000 shares of common stock each month of the agreement. The agreement is effective from May 29, 2024 through September 22, 2024. During the year ended December 31, 2024, the Company incurred $7,182, respectively, of stock-based compensation related to the May Consulting Agreement. As of March 31, 2025 the Company had accrued $7,182 of stock-based compensation related to the May Consulting Agreement as a component of Accounts Payable and Accrued Expenses.

Warrants Issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the three months ended March 31, 2025, and 2024:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2024	666,666	$1.50	0.80

Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-

Warrants outstanding at March 31, 2024	666,666	$1.50	0.55

Warrants outstanding at January 1, 2025	166,667	1.50	0.06

Granted	-	$-	-
Exercised	-	-	-
Forfeited/Expired	(166,667)	$1.50	-

Warrants outstanding and exercisable at March 31, 2025	-	$-	-

The intrinsic value of warrants outstanding as of March 31, 2025 was $0.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan whereby Mr. Kaplan was appointed as CEO of the Company (see Note 5 – Related Party Transactions).

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2025 through the issuance date of these financial statements, and there are no events requiring disclosure.

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

Results of Operations and Financial Condition

Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024

Sales and Cost of Sales

We did have revenue and cost of revenue from operations for the three months ended March 31, 2025, of $2,183, as compared to $0 revenue and cost of revenue from operations for the three months ended March 31, 2024.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 and 2024, consisted solely of general and administrative expenses. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. For the three months ended March 31, 2025 compared to the three months ended March 31, 2024 our general and administrative expense increased by $170,775, or 47%, from $360,872 to $531,647. The increase in general and administrative expenses was the result of increased legal & professional services of $13,371, increase in board compensation of $15,000, increase in product development expense of $119,967, increase in other business expenses of $4,333, increase in advertising & marketing of $7,081, and increase in consulting fees of $18,125.

Other Expense

Other expense for the three months ended March 31, 2025 and 2024 was composed of interest expense.

For the three months ended March 31, 2025 compared to the three months ended March 31, 2024 our interest expense decreased by $3,137, or 5%, from $65,070 to $61,933. The decrease primarily resulted from no interest expense related to debt discount amortization from the Company’s convertible notes during the period ended March 31, 2025 as compared to approximately $9,000 in debt amortization costs recognized in the corresponding period ended March 31, 2024 partially offset by full three month period interest expense recognized for Note payable - related party during the period ended March 31, 2025.

Net Loss

For the three months ended March 31, 2025 and 2024 we had a net loss of $591,397 and $425,942, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2025, we had $156,737 in cash and cash equivalents compared to $185,097 at December 31, 2024, a decrease of $28,360 resulting primarily from cash used in our operations. As of March 31, 2025, we had undiscounted obligations in the amount of approximately $1.1 million relating to the payment of indebtedness due within one year.

As of March 31, 2025, we had a working capital deficiency of $4,944,635 down from a working capital deficiency of $4,666,666 as of December 31, 2024. At March 31, 2025 our current assets were $156,737 and consisted almost entirely of cash. At March 31, 2025 our current liabilities were $5,101,372 and consisted predominantly of related party accrued expenses, convertible notes payable, and shares to be issued. We had an accumulated deficit of $11,400,653 as of March 31, 2025, an increase from an accumulated deficit of $10,809,256 as of December 31, 2024.

Our monthly operating costs averaged approximately $10,000 per month for the three months ended March 31, 2025, excluding capital expenditures. We did not have capital expenditures during the three months ended March 31, 2025. We plan to fund our operations with our cash on hand and additional financing.

Cash Flows

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(28,360)	$(73,709)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	-	165,000
Net increase (decrease) in cash	$(28,360)	$91,291

Operating activities used net cash of $28,360 for the three months ended March 31, 2025, as compared to using net cash of $73,709 for the three months ended March 31, 2024. For the three months ended March 31, 2025, cash used in operating activities was primarily driven by our net loss of $591,397; offset primarily by amortization expense, the increase in related party accrued expenses, the increase in accrued interest, and the increase in accounts payable and accrued expenses. For the three months ended March 31, 2024, cash used in operating activities was primarily driven by our net loss of $425,942; offset primarily by the amortization of debt discounts, and the increase in related party and non-related party accrued expenses.

Investing activities used net cash of $0 for the three months ended March 31, 2025, and 2024. Financing activities produced cash flows of $0 and $165,000 for the three months ended March 31, 2025, and 2024, respectively. We did not pay any cash for interest or for income taxes during the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025, the Company incurred a net loss of $591,397, had negative cash flows from operations of $28,360 and may incur additional future losses. At March 31, 2025, the Company had total current assets of $156,737 and total current liabilities of $5,101,372, resulting in a working capital deficit of $4,944,635. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our March 31, 2025, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2025.

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

AIBiotics Therapies, Inc.

Date: May 19, 2025	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer