Form 10-Q
period 2025-06-30
AIBOTICS, INC.
filed 2025-08-19
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of August 19, 2025, we had 191,904,437 shares of common stock outstanding.

AIBOTICS, INC.

Form 10-Q for the Quarter Ended

June 30, 2025

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIBOTICS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$242,179	$185,097
Total Current Assets	242,179	185,097

NON-CURRENT ASSETS:
Intangible assets, net	943,431	1,271,898
TOTAL ASSETS	$1,185,610	$1,456,995

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$474,076	$283,341
Accrued interest	417,360	399,822
Accrued expenses – related party	958,000	864,000
Convertible note payable, net of debt discount	1,351,884	1,100,000
Notes payable – related party	165,000	165,000
Shares to be issued	2,027,600	2,039,600
TOTAL LIABILITIES	5,393,920	4,851,763

Commitments and contingencies (Note 9 – Commitments and Contingencies)	-	-

MEZZANINE EQUITY
Series B Preferred stock, $0.001 par value; 1,500,000 shares authorized at June 30, 2025 and December 31, 2024; 200 shares issued and outstanding as of June 30, 2025 and December 31, 2024; liquidation preference of $0 as of June 30, 2025 and December 31, 2024	200	200

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 0 shares authorized at June 30, 2025 and December 31, 2024; 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Common stock, $0.001 par value; 467,000,000 shares authorized at June 30, 2025 and December 31, 2024; 51,625,089 and 39,990,903 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively	51,625	39,991
Additional paid in capital	7,626,667	7,374,297
Accumulated deficit	(11,886,802)	(10,809,256)
TOTAL STOCKHOLDERS’ DEFICIT	(4,208,310)	(3,394,768)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$1,185,610	$1,456,995

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

AIBOTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three and Six Months Ended
	June 30,
	2025		2024	2025	2024

Revenue	$-		$-	$2,183	$-
GROSS PROFIT	-		-	2,183	-
OPERATING EXPENSE
General and administrative	360,579		391,410	892,226	752,282
TOTAL OPERATING EXPENSES	360,579		391,410	892,226	752,282
NET LOSS FROM OPERATIONS	(360,579)		(391,410)	(890,043)	(752,282)

OTHER EXPENSE
Gain on conversion of interest	(55,500)	5	-	(55,500)	-
Interest expense	(70,070)		(79,265)	(132,003)	(144,335)
TOTAL OTHER EXPENSE	(125,570)		(79,265)	(187,503)	(144,335)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(486,149)		$(470,675)	$(1,077,546)	$(896,617)
Provision for income taxes	-		-	-	-
NET LOSS	$(486,149)		$(470,675)	$(1,077,546)	$(896,617)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.01)		$(0.03)	$(0.02)	$(0.06)

AVERAGE NUMBER OF COMMON SHARE OUTSTANDING – BASIC AND DILUTED	49,007,088		14,871,098	46,991,985	14,896,791

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

AIBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT (Unaudited)

	Series B		Series A
	Preferred Shares		Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2024	200,000	$200	-	$-	39,990,903	$39,991	$7,374,297	$(10,809,256)	$(3,394,768)
Common stock issued to settle accounts payable and accrued expenses	-	-	-	-	5,253,234	5,253	143,941	-	149,194
Net loss for the three months ended, March 31, 2025	-	-	-	-	-	-	-	(591,397)	(591,397)
Balance as of March 31, 2025	200,000	$200	-	$-	45,244,137	$45,244	$7,518,238	$(11,400,653)	$(3,836,971)
Common stock issued to settle accounts payable and accrued expenses	-	-	-	-	6,380,952	6,381	108,429	-	114,810
Net loss for the three months ended, June 30, 2025	-	-	-	-	-	-	-	(486,149)	(486,149)
Balance as of June 30, 2025	200,000	$200	-	$-	51,625,089	$51,625	$7,626,667	$(11,886,802)	$(4,208,310)

	Series B		Series A
	Preferred Shares		Preferred Stock		Common Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2023	-	$-	-	$-	14,896,791	$14,897	$6,917,774	$(8,960,981)	$(2,028,310)
Net loss for the three months ended, March 31, 2024	-	-	-	-	-	-	-	(425,942)	(425,942)
Balance as of March 31, 2024	-	$-	-	$-	14,896,791	$14,897	$6,917,774	$(9,386,923)	$(2,454,252)
Net loss for the three months ended, June 30, 2024	-	-	-	-	-	-	-	(470,675)	(470,675)
Balance as of June 30, 2024	-	$-	-	$-	14,896,791	$14,897	$6,917,774	$(9,857,598)	$(2,924,927)

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

AIBOTICS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,077,546)	$(896,617)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation expense	-	498
Amortization expense	328,467	332,117
Amortization of debt discount	1,884	9,349
Gain recognized on common stock issued to settle liability	55,500	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	(500)
Increase in accounts payable and accrued expenses	344,739	111,938
Increase in accrued interest	60,038	134,986
Increase in accrued expenses – related party	94,000	144,000
Net cash used in operating activities	(192,918)	(164,229)

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	250,000	-
Proceeds from notes payable – related party	-	165,000
Net cash provided by financing activities	250,000	165,000

Net (decrease) increase in cash	57,082	771
Cash, beginning of period	185,097	279,134
Cash, end of period	$242,179	$279,905

Supplemental cash flow information:
Cash paid for interest	$70,000	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued to settle accounts payable and accrued expenses	$154,000	$-
Shares to be issued	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements (unaudited).

AIBOTICS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

The Company was incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), Aibotics, Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the then-issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust. As of June 30, 2025 Ehave’s ownership has since been diluted to 19.0%.

On January 19, 2021, the above transaction closed. Because the former shareholder of Aibotics, Inc., acquired 75.77% of the Company’s then-outstanding stock and there was a change in control of the board of directors, the transaction was accounted for as a reverse merger in which Aibotics, Inc. was deemed to be the accounting acquirer and the Company the legal acquirer. Subsequent to the transaction, the Company changed its name from 20/20 Global, Inc. to Aibotics, Inc.

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

For the six months ended June 30, 2025, the Company incurred a net loss of $1,077,546, had negative cash flows from operations of $192,918 and may incur additional future losses. At June 30, 2025, the Company had total current assets of $242,179 and total current liabilities of $5,393,920, resulting in a working capital deficit of $5,151,741. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2025, and the results of its operations and its cash flows for the three and six months ended June 30, 2025 and 2024. The balance sheet as of December 31, 2024 is derived from the Company’s audited financial statements. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2025.

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

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. The Company maintains its cash balances with a bank whose balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of June 30, 2025, and December 31, 2024, did not have any concerns regarding cash balances which exceeded the insured amounts.

Property and Equipment, Net

Property and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $0 and $249 for the three months ended June 30, 2025, and 2024, respectively, and $0 and $498 for the six months ended June 30, 2025, respectively. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, Net Categories	Estimated Useful Life
Equipment	3 Years

Management assesses property and equipment for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. Management assessed and concluded that no impairment write-down would be necessary for the Company’s property and equipment as of June 30, 2025 and December 31, 2024.

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

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of June 30, 2025, and December 31, 2024.

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

There were no changes in the fair value hierarchy leveling during the three and six months ended June 30, 2025 and 2024.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2025 and December 31, 2024, the Company had a full valuation allowance against its deferred tax assets.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 984,946 and 1,732,025 shares for the six months ended June 30, 2025 and 2024, respectively, and the outstanding warrants that totaled 0 and 666,666 shares for the six months ended June 30, 2025 and 2024, respectively.

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

In November 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Consolidated Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. The Company is currently evaluating the presentational impact of this ASU 2024-03 and expects to adopt in its annual report for the year ended December 31, 2026.

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

NOTE 4 – ASSETS ACQUSITION

On November 28, 2023, the Company entered into an asset sale and purchase agreement with Philon Labs, LLC. (the “seller” or “Philon Labs”) for consideration of approximately $2,000,000 in exchange for the intangible assets. The purpose of the assets purchase was to begin the Company’s transition to a growth-oriented company that applies advanced engineering and design techniques to new products. The entire purchase consideration was allocated as fair value to the intellectual property acquired from the seller. The $2,000,000 was to be paid through the issuance of a new series of Preferred Stock. As of June 30, 2025, the consideration has not been issued to the seller and is recorded as shares to be issued on the consolidated balance sheet. The Company has analyzed the shares to be issued balance and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity. During the three months ended December 31, 2024, the Company issued 200,000 shares of Series B Preferred Stock to the seller as satisfaction of the intangible assets’ consideration in the amount of $4,400. No shares were issued during the three and six months ending June 30, 2025.

The acquired intangible assets are being amortized over their estimated useful lives of 3 years.

Intangible assets as of June 30, 2025 and December 31, 2024, are as follows:

	June 30,	December 31,
	2025	2024
Intellectual property	$2,000,000	$2,000,000
Less: accumulated amortization	(1,056,569)	(728,102)
Intangible assets, net	$943,431	$1,271,898

Amortization expense from intangible assets was $328,467 and $332,117 for the six months ended June 30, 2025, and 2024.

Future amortization expense from intangible assets as of June 30, 2025, were as follows:

For the Year Ended,
December 31,
Remainder of 2025	$337,592
2026	605,839
Thereafter	-
Total remaining amortization expense	$943,431

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

On January 30th, 2024, the Company signed an agreement with a major shareholder for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 6 – Promissory and Convertible Notes). The note had interest expense of $1,432 for the six months ended June 30, 2025, respectively. As of June 30, 2025, the Company had recorded accrued interest of $4,090 related to the note within accrued interest on the Condensed Consolidated Balance Sheet.

Aibotics Consulting Agreement with the CEO

On November 17, 2021, AiBotics entered into an Executive Consulting Agreement (the “Aibotics Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of June 30, 2025 and December 31, 2024, the Company had cash compensation outstanding as accrued expense - related party due to the Aibotics Consulting Agreement of $958,000 and $864,000, respectively. During the three and six months ended June 30, 2025 and 2024, the Company recognized stock-based compensation of $0 and $0, respectively, from Warrants issued in connection with the Aibotics Consulting Agreement.  The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

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

During the year ended December 31, 2024, the Company issued 0 vested Aibotics warrant shares in accordance with the Warrant valued at $0 (see Note 7 – Stockholders’ Equity).

The Company will pay the CEO a bonus in Aibotics restricted stock or restricted stock units based on the following EBITDA milestones. As of June 30, 2025, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

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

As of June 30, 2025, no milestones were met, and no amounts have been recorded for the milestones.

Stock Grants – Significant Transactions

Upon the Company closing a Significant Transaction, the CEO shall be granted shares of Aibotics common stock or a new series of Aibotics preferred shares that is convertible into Aibotics common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for Aibotics. As of June 30, 2025 and December 31, 2024, the Company had not granted any shares in relation to a Significant Transaction.

As of June 30, 2025 and December 31, 2024, there are no amounts accrued related to the bonuses.

Board Compensation

As of June 30, 2025 and December 31, 2024, the Company had accrued expenses from board compensation of $190,000 and $160,000, respectively. Accrued board compensation is included as part of Accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 – PROMISSORY AND CONVERTIBLE NOTES

On August 27, 2021, the Company issued a convertible note payable to a lender (“Lender A”) with a principal amount of $500,000 and an original issue discount of $50,000. The note matures 24 months from the issuance date and bears an effective interest rate of 8% per annum. As of June 30, 2025, and December 31, 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. During the year ended December 31, 2024, the Company converted $110,000 of accrued interest into 2,200,000 shares of common stock pursuant to the terms of the convertible note agreement. Although the conversion was effective as of December 31, 2024, the related shares were issued in January 2025. The fair value of the shares issued was $44,000 and was recorded within the unaudited condensed statement of stockholders’ equity for the six months ended June 30, 2025.

On April 22, 2025, Lender A (“the Seller”) entered into a note assignment and purchase agreement with a buyer (“Lender G”) whereas the Seller agreed to sell, assign, transfer, and convey the Note, including the unpaid principal and accrued and unpaid interest thereon to the Buyer.

During the six months ended June 30, 2025, the Company converted $32,500 of accrued interest into shares of the Company’s common stock. Lender A received 3,000,000 common shares, with a fair value of $66,000, which is recorded within the unaudited condensed statement of stockholder equity.

On September 17, 2021, the Company issued a lender (“Lender B”) a convertible note payable with principal of $55,000 and an original issue discount of $5,000. The note matures after 24 months and has an effective interest rate of 8%. As of June 30, 2025, and December 31, 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share.

On October 27, 2021, the Company issued a lender (“Lender C”) a convertible note payable with principal of $220,000 and an original issue discount of $20,000. The note matures after 24 months and has an effective interest rate of 8%. As of June 30, 2025, and December 31, 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share.

On April 23, 2025, Lender C (“the Seller”) entered into a note assignment and purchase agreement with a buyer (“Lender G”) whereas the Seller agreed to sell, assign, transfer, and convey the Note, including the unpaid principal and accrued and unpaid interest thereon to the Buyer.

As of June 30, 2025, the Company converted $110,000 of accrued interest into common shares pursuant to the terms of an existing convertible note agreement. Although the conversion was effective as of June 30, 2025, the related 2,000,000 shares of common stock were issued subsequent to the period end, in July 2025.

On January 21, 2022, the Company issued a lender (“Lender E”) a convertible note payable with principal of $325,000 and an original issue discount of $75,000. The note matures after 24 months and has an effective interest rate of 8%. As of June 30, 2025, and December 31, 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.975 per share.

On January 30, 2024, the Company signed an agreement with a major shareholder (“Lender F”) for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 5 – Related Party Transactions).

During the year ended December 31, 2021, the Company issued three convertible notes payable. In accordance with the terms of the note agreements, during the year ended December 31, 2022, the Company received notice to convert the three notes into shares of the Company’s common stock. As a result, an aggregate of $232,500 in principal and $13,145 in interest was converted into 245,645 shares of common stock (Note 7 – Stockholders’ Equity). Following the conversion, $2,407 of accrued interest remained outstanding and owed to one of the note holders (“Lender D”). As of the six months ended June 30, 2025, the Company notes all convertible notes payables are currently in default.

On May 6, 2025, the Company issued a lender (“Lender G”) a convertible note payable with principal of $275,000 and an original issue discount of $25,000. The note matures after 24 months and has an effective interest rate of 10%.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of June 30, 2025 and December 31, 2024:

		June 30, 2025			December 31, 2024
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender G (formerly Lender A)	8/27/2024	$588,466	$500,000	88,466	$633,989	$500,000	$133,989
Lender B	9/27/2024	91,036	55,000	36,036	82,637	55,000	27,637
Lender G (formerly Lender C)	10/27/2024	357,669	220,000	137,669	324,670	220,000	104,670
Lender D	10/21/2024	2,407	-	2,407	2,407	-	2,407
Lender E	1/21/2024	499,548	325,000	174,548	453,460	325,000	128,460
Lender F	1/30/2025	169,090	165,000	4,090	167,658	165,000	2,658
Lender G	5/6/2027	256,028	251,884	4,144	-	-	-
		$1,964,244	$1,516,884	447,360	$1,664,821	$1,265,000	$399,821

		*** - Total Outstanding = Principal + Interest as of June 30, 2025 and December 31, 2024

During the six months ended June 30, 2025 and 2024, the Company recorded debt discount amortization expense in the amount of $1,884 and $9,349, respectively. As of June 30, 2025, the Company had an unamortized debt discount balance of $23,116.

NOTE 7 – STOCKHOLDERS’ EQUITY

As of December 31, 2023, the Company was authorized to issue 5,000,000 shares of its preferred stock in one or more series, of which 1,500,000 were designated “Series B Preferred Stock”. On June 24, 2024, the Board of Directors of the Company approved the designation of one share of preferred stock as “Series A Preferred Stock”. As of June 30, 2025, the Company was authorized to issue 5,000,000 shares of preferred stock, of which 1,500,000 were designated “Series B Preferred Stock” and 1 was designated “Series A Preferred Stock”.

As of June 30, 2025 and December 31, 2024 we were authorized to issue 467,000,000 shares of common stock, respectively. On June 24, 2024, the Board of Directors of the Company approved an increase in the authorized shares of common stock from 100,000,000 to 467,000,000.

Common Stock

As of June 30, 2025, and December 31, 2024, we were authorized to issue 467,000,000 shares of common stock, respectively. Each share of common stock has a $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. The Company had 51,625,089 and 39,990,903 shares of common stock issued and outstanding as of June 30, 2025, and December 31, 2024, respectively.

During the Six months ended June 30, 2025, the Company issued 11,634,186 shares of common stock to settle $264,004 of accrued expenses.

Series A Preferred Stock

As of June 30, 2025 and December 31, 2024 we were authorized to issue 0 shares of Series A Preferred Stock, $0.001 par value. The holder of the Series A Preferred is entitled to cast that number of votes on all matters presented for stockholder vote to the stockholders of the Corporation that when taking into account the votes entitled to be cast by the Series A Preferred stockholder is equal to seventy-five percent (75%) of the total shares authorized to vote on such matter(s) and such holder shall vote along with holders of the Corporation’s Common Stock on such matters. Additionally, the Series A Preferred Stock is convertible into 9,793,754 shares of Company common stock at the option of the holder.

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

NOTE 8 - STOCK BASED COMPENSATION

Effective July 15, 2024, the Company adopted the “Aibotics, Inc.” limits the number of shares that may be issued pursuant to the 2024 Plan to 50,000,000 shares of common stock. As of June 30, 2025, there have not been any stock-based compensation issuances under the 2024 Plan.

On May 29, 2024, the Company signed a consulting agreement with a consultant (the “May Consulting Agreement”). The consultant agreed to provide services related to the Company’s status as a publicly traded company. In exchange the consultant is to receive 120,000 shares of the Company’s common stock at commencement of the agreement, and an additional payment of 5,000 shares of common stock each month of the agreement. The agreement is effective from May 29, 2024 through September 22, 2024. During the year ended December 31, 2024, the Company incurred $7,182, respectively, of stock-based compensation related to the May Consulting Agreement. As of June 30, 2025 the Company had accrued $7,182 of stock-based compensation related to the May Consulting Agreement as a component of Accounts Payable and Accrued Expenses.

Warrants Issued

The following table reflects a summary of outstanding Common Stock warrants and warrant activity during the three and six months ended June 30, 2025, and 2024:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at December 31, 2023	666,666	$1.50	0.80

Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	-	-	-
Warrants outstanding at June 30, 2024	666,666	1.50	0.30

Warrants outstanding at December 31, 2024	166,667	1.50	0.06
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(166,667)	1.50	-
Warrants outstanding and exercisable at June 30, 2025	-	$-	-

The intrinsic value of warrants outstanding as of June 30, 2025 was $0.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan whereby Mr. Kaplan was appointed as CEO of the Company (see Note 5 – Related Party Transactions).

NOTE 10 – SUBSEQUENT EVENTS

The company’s management has evaluated subsequent events occurring after June 30, 2025, the date of our most recent balance sheet, through the date our financial statements were issued.

Subsequent to the six months ended June 30, 2025, the Company converted $10,700 of accrued interest into 2,675,000 shares of the Company’s common stock

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations and Financial Condition

Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024

Sales and Cost of Sales

We did not have any revenue or cost of revenue from operations for the three months ended June 30, 2025 and 2024.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 and 2024 consisted solely of general and administrative expenses. For the three months ended June 30, 2025, general and administrative expenses primarily included amortization expenses of approximately $164,000, board compensation of $40,000, consulting fees of approximately $105,000, and legal and professional services of approximately $37,000.

For the three months ended June 30, 2025, general and administrative expenses decreased by $30,831, or 8%, compared to the same period in 2024, decreasing from $391,410 to $360,579. The decrease was primarily attributable to a reduction in product development expenses of approximately $58,000, partially offset by an increase in consulting fees of approximately $24,000.

Other Expense

Other expense for the three months ended June 30, 2025 and 2024 was composed of interest expense.

Interest expense for the three months ended June 30, 2025, increased by $46,305, or 58%, compared to the same period in 2024, decreasing from $79,265 to $125,570. The increase was primarily due to the gain on conversion of accrued interest offset by the absence of interest expense related to debt discount amortization on the Company’s convertible notes during the three months ended June 30, 2025.

Net Loss

For the three months ended June 30, 2025 and 2024 we had a net loss of $486,149 and $470,675, respectively.

Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024

Sales and Cost of Sales

We did have revenue and cost of revenue from operations for the six months ended June 30, 2025, of $2,183, as compared to $0 revenue and cost of revenue from operations for the six months ended June 30, 2024.

Operating Expenses

Operating expenses for the six months ended June 30, 2025 and 2024 consisted solely of general and administrative expenses. For the six months ended June 30, 2025, general and administrative expenses primarily included amortization expenses of approximately $328,000, board compensation of $80,000, consulting fees of approximately $204,000, product development expense of approximately $169,000 and legal and professional services of approximately $80,000.

For the six months ended June 30, 2025, general and administrative expenses increased by $139,944, or 19%, compared to the same period in 2024, increasing from $752,282 to $892,226. The increase was primarily attributable to an increase in board compensation fees of approximately $30,000, increase in consulting fees of approximately $42,000, and increase in product development expenses of approximately $62,000.

Other Expense

Other expense for the six months ended June 30, 2025 and 2024 was composed of interest expense.

Interest expense for the six months ended June 30, 2025 increased by $43,168, or 30%, compared to the same period in 2024, increasing from $144,335 to $187,503. The increase was primarily attributable to the gain on conversion of accrued interest offset by the absence of interest expense related to debt discount amortization on the Company’s convertible notes during the six months ended June 30, 2025.

Net Loss

For the six months ended June 30, 2025 and 2024, we had a net loss of $1,077,546 and $896,617, respectively.

Liquidity and Capital Resources

Liquidity refers to a company’s ability to generate sufficient cash to meet its short-term financial obligations. As of June 30, 2025, we had $242,179 in cash and cash equivalents, compared to $185,097 as of December 31, 2024, representing an increase of $57,082. This increase was primarily driven by cash used in operations. As of June 30, 2025, we had undiscounted obligations of approximately $1.3 million related to indebtedness due within one year.

As of June 30, 2025, we had a working capital deficiency of $5,149,741 as of June 30, 2025, compared to a deficiency of $4,666,666 as of December 31, 2024. Our current assets totaled $242,179, consisting almost entirely of cash. Current liabilities totaled $5,391,920, primarily comprised of related party accrued expenses, convertible notes payable, and shares to be issued. As of June 30, 2025, we had an accumulated deficit of $11,831,802, up from $10,809,256 as of December 31, 2024, reflecting continued operating losses.

Our monthly operating costs averaged approximately $10,000 per month for the six months ended June 30, 2025, excluding capital expenditure. We did not have capital expenditures during the six months ended June 30, 2025. We plan to fund our operations with our cash on hand and additional financing.

Cash Flows

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(192,918)	$(164,229)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	250,000	165,000
Net increase (decrease) in cash	$57,082	$771

Operating activities used net cash of $192,918 for the six months ended June 30, 2025, as compared to using net cash of $164,229 for the six months ended June 30, 2024. For the six months ended June 30, 2025, cash used in operating activities was primarily driven by our net loss of $1,077,546; offset primarily by amortization expense of approximately $328,000, the gain recognized on common stock issued to settle liability of approximately $55,000, the increase in related party accrued expenses of approximately $94,000, the increase in accrued interest of approximately $60,038, and the increase in accounts payable and accrued expenses of approximately $344,739. For the six months ended June 30, 2024, cash used in operating activities was primarily driven by our net loss of $896,617; offset primarily by the amortization of debt discounts of approximately $332,000, and the increase in related party and non-related party accrued interest of approximately $279,000, and the increase in accounts payable and accrued expenses of approximately $112,000.

Investing activities used net cash of $0 for the six months ended June 30, 2025, and 2024.

Financing activities produced cash flows of $250,000 and $165,000 for the six months ended June 30, 2025, and 2024, respectively.

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

For the six months ended June 30, 2025, the Company incurred a net loss of $1,077,546, had negative cash flows from operations of $192,918 and may incur additional future losses. At June 30, 2025, the Company had total current assets of $242,179 and total current liabilities of $5,393,920, resulting in a working capital deficit of $5,151,741. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our June 30, 2025, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2025.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aibotics, Inc.

Date: August 19, 2025	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer