Form 10-K
period 2025-12-31
AIBOTICS, INC.
filed 2026-04-15
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the voting and nonvoting common equity held by non-affiliates, computed by reference to the price at which our common equity was last sold or the average bid and asked price of such common equity at June 30, 2025, was $1,373,539.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of April 15, 2026, we had 567,695,492 shares of common stock outstanding.

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

On November 28, 2024, Aibotics Therapies Inc. entered into an Asset Sale and Purchase Agreement (the “Asset Purchase Agreement”) and Intellectual Property Assignment Agreement (the “IP Assignment”) with Philon Labs, LLC (“Philon Labs”) for the acquisition of certain assets of Philon Labs including the intellectual property related to its “Phill Robot” and “Milky Way” products.

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

On February 16, 2024, the parties to the Agreement mutually agreed to terminate the Agreement and release each other. The preceding description of the termination is qualified in its entirety by reference to the Termination of Agreement and Plan of Merger dated February 16, 2024 and filed as an exhibit to the Company’s Current Report on Form 8-K filed February 22, 2024

On November 28, 2024, Aibotics Therapies Inc. (the “Company”) entered into an Asset Sale and Purchase Agreement (the “Asset Purchase Agreement”) and Intellectual Property Assignment Agreement (the “IP Assignment”) with Philon Labs, LLC (“Philon Labs”) for the acquisition of certain assets of Philon Labs including the intellectual property related to its “Phill Robot” and “Milky Way” products.

In consideration for the acquisition of the Assets, Aibotics Therapies will issue a new class of Preferred Stock (the “Preferred Stock”) with a face value of $2,000,000, convertible into shares of the Company’s Common Stock (the “Common Stock”). During the year ended December 31, 2025, the Company issued 200,000 shares of Series B Preferred Stock to the seller as satisfaction of the consideration owed to Philon Labs for the acquisition of intangible assets (see footnote 4). All shares of Preferred Stock and Common Stock issued in conjunction with the transaction will be “restricted securities,” as defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”).

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

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, administration procedures, subject selection and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including results for clinical trials other than Phase I investigations, must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

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

The Phill Robot and Milkyway are not subject to FDA regulation and are not marketed as medical devices. They are however, subject to regulations that cover all consumer products.

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

We have approximately 92 stockholders of record of our common stock. As of December 31, 2025, we had 486,895,359 shares of common stock outstanding.

Holders of shares of common stock are entitled to receive dividends for our common stock when, as, and if declared by the board of directors out of funds legally available therefore. We have not paid any dividends on our common stock and intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy is subject to the discretion of the board of directors and will depend upon a number of factors, including future revenues, capital requirements, overall financial condition, and such other factors as our board of directors deems relevant.

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

Recent Sales of Unregistered Securities

For the year ended December 31, 2024, the Company issued 34,887,855 shares of common stock to settle $477,417 of accounts payable and accrued expenses.

For the year ended December 31, 2025, the Company issued 58,234,996 shares of common stock issued to settle $363,166 of accounts payable and accrued expenses.

For the year ended December 31, 2025, the Company issued 75,000,000 shares of Common stock issued to settle $225,000 accrued expenses - related party.

For the year ended December 31, 2025, the Company issued 16,666,667 shares of common stock in exchange for consulting services.

For the year ended December 31, 2025, the Company issued 297,002,793 shares of common stock issued for cash and settlement of accrued interest, net of issuance costs in the amount of $1,012,121.

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

Results of Operations and Financial Condition for the Year Ended December 31, 2025 as Compared to the Year Ended December 31, 2024

Sales and Cost of Sales

The Company generated revenue of $2,183 for the year ended December 31, 2025, compared to no revenue for the year ended December 31, 2024. Cost of sales was $0 for both the years ended December 31, 2025 and 2024.

Expenses from Operations

Operating expenses for the years ended December 31, 2025 and 2024 consisted solely of general and administrative expenses. General and administrative expenses primarily include consulting fees, board compensation, and legal and professional services. General and administrative expenses increased by $212,039, or 13%, to $1,846,856 for the year ended December 31, 2025, compared to $1,634,817 for the year ended December 31, 2024. The increase was primarily driven by higher consulting fees of $176,324, increased legal and professional fees of $38,072, and higher advertising and marketing expenses of $52,638, partially offset by a decrease in board compensation of $90,000.

Other Expense

Other expenses for the years ended December 31, 2025 and 2024 consisted of interest expense and loss on extinguishment of liabilities.

Interest expense increased by $13,444, or 6%, to $226,902 for the year ended December 31, 2025, compared to $213,458 for the year ended December 31, 2024. The increase was primarily due to an additional $78,418 interest expense incurred during the year, partially offset by the absence of $65,070 of non-cash interest expense recognized in the prior year.

Loss on extinguishment of liabilities was $144,176 for the year ended December 31, 2025, compared to $0 for the year ended December 31, 2024. The increase was primarily attributable to losses recognized on the conversion of liabilities during the current year, whereas no such transactions occurred in the prior year.

Net Loss

For the years ended December 31, 2025 and 2024 we had a net loss of $2,215,751 and $1,848,275, respectively.

Liquidity and Capital Resources

Liquidity refers to the Company’s ability to generate sufficient cash to meet its operating and financing obligations. As of December 31, 2025, the Company had cash and cash equivalents of $255,940, compared to $185,097 as of December 31, 2024, representing an increase of $70,843. The change in cash was primarily attributable to cash used in operating activities, partially offset by financing activities during the year. As of December 31, 2025, the Company had approximately $1.1 million of undiscounted obligations related to indebtedness due within one year. The Company expects to meet its short-term liquidity needs through a combination of existing cash on hand and potential additional financing, although there can be no assurance that such financing will be available on acceptable terms, or at all.

As of December 31, 2025, the Company had a working capital deficiency of $4,564,798, compared to a working capital deficiency of $4,666,666 as of December 31, 2024. At December 31, 2025, current assets totaled $270,107, consisting solely of cash. Current liabilities were $44,834,905 and consisted primarily of accrued interest, convertible notes payable, and shares to be issued. The Company had an accumulated deficit of $13,025,007 as of December 31, 2025, compared to $10,809,256 as of December 31, 2024, reflecting continued operating losses and financing-related activities during the year.

Cash Flows

	Years Ended December 31,
	2025	2024
Net cash used in operating activities	$(458,240)	$(259,037)
Net cash provided by investing activities	-	-
Net cash provided in financing activities	529,000	165,000
Net increase (decrease) in cash	$70,843	$(94,037)

Net cash used in operating activities was $458,240 for the year ended December 31, 2025, compared to $259,037 for the year ended December 31, 2024. For the year ended December 31, 2025, cash used in operating activities was primarily driven by a net loss of $2,215,751, partially offset by non-cash charges, including amortization expense of $667,332, amortization of debt discounts of $16,973, and a loss of $144,176 recognized on the issuance of common stock to settle liabilities. Additionally, changes in operating assets and liabilities provided $929,030 in activity.

For the year ended December 31, 2024, cash used in operating activities was primarily driven by a net loss of $1,848,275, partially offset by non-cash charges, including amortization of debt discounts of $9,349, amortization expense of $667,883, and a loss of $79,591 recognized on the issuance of common stock to settle liabilities. Additionally, changes in working capital provided $831,917 of cash, primarily driven by increases in related party accrued expenses and accounts payable and accrued expenses.

Investing activities used net cash of $0 for the year ended December 31, 2025 and 2024.

Net cash provided by financing activities was $529,083 and $165,000 for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, financing activities consisted primarily of $300,000 in proceeds from convertible notes payable and $279,083 in proceeds from the issuance of common stock, partially offset by $50,000 in repayments of convertible notes.

We did not pay any cash for interest or for income taxes during the year ended December 31, 2025 and 2024.

Going Concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. Our ability to continue our operations as a going concern is dependent on management’s plans, which includes successfully integrating Aibotics, Inc., which was acquired subsequent to December 31, 2025. The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

For the year ended December 31, 2025, the Company incurred a net loss of $2,215,751, had negative cash flows from operations of $458,240 and may incur additional future losses. At December 31, 2025, the Company had total current assets of $270,107 and total current liabilities of $4,834,905, resulting in a working capital deficit of $4,564,798. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no significant off-balance sheet arrangements.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our December 31, 2025, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the U.S. Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2024, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in our internal control over financial reporting during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (Internal Control—Integrated Framework (2013). This assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on that evaluation, as a result of the material weaknesses described below, management has concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

Based on our assessment under the criteria described above, we have concluded that our internal control over financial reporting was not effective as of December 31, 2025.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the U.S. Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name, age, tenure, and principal business experience of each of our executive officers and directors:

Name	Age	Title	Tenure

Ben Kaplan (1)	54	President, Chief Executive and Financial Officer, Director	Since 2021

Mark Croskery (1)	42	Director	Since 2021

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for each of our last two completed fiscal years, the dollar value of all cash and noncash compensation earned by any person who was our principal executive officer and each of our three most highly compensated other executive officers or persons who were serving in such capacities during the preceding fiscal year (“Named Executive Officers”):

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non Equity Incentive Plan Compen- sation	Change in Pension Value and Non-Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ben Kaplan	2025	$288,000	-	225,000	-	-	-	-	$513,000
	2024	$288,000	-	200,000	-	-	-	-	$488,000

Executive Employment Agreements

Aibotics Consulting Agreement with the CEO

On November 17, 2021, Aibotics entered into an Executive Consulting Agreement (the “Aibotics Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of December 31, 2025 and 2024, the Company had cash compensation outstanding as accrued expense - related party due to the Aibotics Consulting Agreement of $807,000 and $864,000, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $0 and $0, respectively, of stock-based compensation from Warrants issued in connection with the Aibotics Consulting Agreement. The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

Significant terms of the Aibotics Consulting Agreement are as follows:

Annual Base Consulting Fee

Every calendar month the Company will pay the CEO a consulting fee of $24,000, with an annual total fee of $288,000.

Bonus Compensation Milestones

BK was granted a Warrant to purchase that number of shares of Aibotics common stock equal to 5% of the issued and outstanding Aibotics common shares, on a fully diluted basis. The Warrant had an exercise price of $0.01 per share and expired on November 16, 2024.

During the year ended December 31, 2025, the Company issued 0 shares, respectively, vested Aibotics warrant shares in accordance with the Warrant valued at $0, (see Note 7 – Stockholders’ Equity).

The Company will pay the CEO a bonus in Aibotics restricted stock or restricted stock units based on the following EBITDA milestones. As of December 31, 2025, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

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

Stock Grants – Significant Transactions

Upon the Company closing a Significant Transaction, the CEO shall be granted shares of Aibotics common stock or a new series of Aibotics preferred shares that is convertible into Aibotics common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for Aibotics. During the years ending December 31, 2025 and 2024, the Company did not grant any shares in relation to a Significant Transaction.

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

Director Compensation

The following table discloses our director’s compensation for the years ended December 31, 2025 and 2024:

Name of Director	Year	Fees earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Ben Kaplan	2025	$100,000	-	-	-	$100,000
	2024	$100,000	-	-	-	$100,000
Mark Croskery	2025	$60,000	-	-	-	$60,000
	2024	$60,000	100,000	-	-	$$160,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 31, 2025, respecting the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers (defined as any person who was principal executive officer during the preceding fiscal year and each other highest compensated executive officers earning more than $100,000 during the last fiscal year) and directors; and (iii) our directors and Named Executive Officers as a group, based on 486,895,359 shares of common stock outstanding:

Name of Person or Group(1)	Nature of Ownership	Amount	Percent

Principal Stockholders:
Ehave Inc.[2]	Common stock	9,793,754	2.0%

Directors:

Ben Kaplan[2]	Common Stock	95,250,000	19.6%
Mark Croskery	Common Stock	10,016,912	2.0%
All Executive Officers and Directors as a Group (1 persons):	Common Stock	105,266,912	21.6%

Mark D. Williams	Common stock	999,997	0.2%

_______________

(1)Address for all stockholders is 100 NE 2nd St.., Suite 2000, Miami, FL 33131

(2)Ben Kaplan is the CEO of Ehave Inc., but disclaims any beneficial ownership of the shares held by Ehave

The persons named in the above table have sole voting and dispositive power respecting all shares beneficially owned, subject to community property laws where applicable. Beneficial ownership is determined according to the rules of the U.S. Securities and Exchange Commission and generally means that a person has beneficial ownership of a security if he or she possesses sole or shared voting or investment power over that security. Each director, officer, or 5% or more stockholder, as the case may be, has furnished the information respecting beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information is set forth below for any transaction during the two years ended December 31, 2025 to which we were a party and in which any of our officers and directors or any holder of more than 10% of any class of our stock had or is deemed to have a material interest.

Related-Party Transactions

On January 30, 2024, the Company signed an agreement with a major shareholder for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 6 – Promissory and Convertible Notes). The note had interest expense of $2,888 for the year ended December 31, 2025. As of December 31, 2025, the Company had recorded accrued interest of $5,546 related to the note within accrued interest on the Consolidated Balance Sheet.

Aibotics Consulting Agreement with the CEO

On November 17, 2021, Aibotics entered into an Executive Consulting Agreement (the “Aibotics Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of December 31, 2025 and 2024, the Company had cash compensation outstanding as accrued expense - related party due to the Aibotics Consulting Agreement of $807,000 and $864,000, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $0 and $0, respectively, of stock-based compensation from Warrants issued in connection with the Aibotics Consulting Agreement. The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

Director Independence

Under the definition of independent directors found in Nasdaq Rule 5605(a)(2), which is the definition we have chosen to apply, Mark Croskery is independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

None noted.

Audit Fees

For our fiscal year ended December 31, 2025, we were billed $35,624 for professional services rendered for the audit of our consolidated financial statements. For our fiscal year ended December 31, 2024, we were billed $29,193 for professional services rendered for the audit of our consolidated financial statements.

Audit related fees

For our fiscal years ended December 31, 2025 and 2024, we were billed $0 and $0, respectively, for professional services rendered for audit related fees.

Tax Fees

For our fiscal years ended December 31, 2025 and 2024, we were billed $0 and $0, respectively, for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended December 31, 2025 and 2024.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)The following financial statements are filed as part of this report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of AiBotics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AiBotics Inc. (“the Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, mezzanine equity and stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
April 15, 2026

AIBOTICS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

CURRENT ASSETS
Cash	$255,940	$185,097
Prepaid expenses	14,167	-
TOTAL CURRENT ASSETS	270,107	185,097

NON-CURRENT ASSETS
Intangible assets, net	604,566	1,271,898
TOTAL ASSETS	$874,673	$1,456,995

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$532,302	$283,341
Accrued expenses - related party	807,000	864,000
Accrued interest	216,734	399,822
Convertible note payable, net of debt discount	1,118,269	1,100,000
Note payable - related party	165,000	165,000
Shares to be issued	1,995,600	2,039,600
TOTAL LIABILITIES	4,834,905	4,851,763

Commitments and contingencies (Note 9)	-	-

MEZZANINE EQUITY
Series B Preferred stock, $0.001 par value; 1,500,000 shares authorized; 200,000 and 0, shares issued and outstanding, respectively; liquidation preference of $0 and $0, at December 31, 2025 and December 31, 2024 respectively	200	200

STOCKHOLDERS' DEFICIT
Preferred stock, 5,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 0 shares authorize and 0 shares issued and outstanding, at December 31, 2025 and December 31, 2024, respectively.	-	-
Common stock, $0.001 par value, 7,500,000,000 467,000,000,shares authorized; 486,895,359 and 39,990,903, shares issued and outstanding, at December 31, 2025 and December 31, 2024, respectively.	486,895	39,991
Additional paid-in capital	8,577,680	7,374,297
Accumulated deficit	(13,025,007)	(10,809,256)
TOTAL STOCKHOLDERS' DEFICIT	(3,960,232)	(3,394,768)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$874,673	$1,456,995

The accompanying notes are an integral part of these consolidated financial statements

AIBOTICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year Ended
	December 31,
	2025	2024

Revenue	$2,183	$-
GROSS PROFIT	2,183	-

OPERATING EXPENSE
General and administrative	1,846,856	1,634,817
TOTAL OPERATING EXPENSES	1,846,856	1,634,817

NET LOSS FROM OPERATIONS	(1,844,673)	(1,634,817)

OTHER EXPENSE
Interest expense	(226,902)	(213,458)
Loss on extinguishment of liabilities	(144,176)	-
TOTAL OTHER EXPENSE	(371,078)	(213,458)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	$(2,215,751)	$(1,848,275)
Provision for income taxes	-	-
NET LOSS	$(2,215,751)	$(1,848,275)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.01)	$(0.14)

AVERAGE NUMBER OF COMMON SHARE OUTSTANDING – BASIC AND DILUTED	186,286,180	13,382,703

The accompanying notes are an integral part of these financial statements.

AIBOTICS, INC.
CONSOLIDATED STATEMENT OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

	Series B		Series A
	Preferred Shares		Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Stockholders’ Deficit
Balance as of December 31, 2024	200,000	$200	-	$-	39,990,903	$39,991	$7,374,297	$(10,809,256)	$(3,394,768)
Common stock issued to settle accounts payable and accrued expenses	-	-	-	-	58,234,996	58,235	304,931	-	363,166
Common stock issued to settle accrued expenses - related party	-	-	-	-	75,000,000	75,000	150,000	-	225,000
Issuance of shares of common stock for cash	-	-	-	-	16,666,667	16,667	33,333	-	50,000
Common stock issued for cash and settlement of accrued interest, net of issuance costs	-	-	-	-	297,002,793	297,002	715,119	-	1,012,121
Net loss for the year ended, December 31, 2025	-	-	-	-	-	-	-	(2,215,751)	(2,215,751)
Balance as of December 31, 2025	200,000	$200	-	$-	486,895,359	$486,895	$8,577,680	$(13,025,007)	$(3,960,232)

	Series B		Series A
	Preferred Shares		Preferred Stock		Common Stock		Additional	Accumulated	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Stockholders’ Deficit
Balance as of December 31, 2023	-	$-	-	$-	14,896,791	$14,897	$6,917,774	$(8,960,981)	$(2,028,310)
Exchange of common stock for Series A Preferred Stock	-	-	-	-	(9,793,754)	(9,794)	9,794	-	-
Common stock issued to settle accounts payable and accrued expenses	-	-	-	-	34,887,866	34,888	442,529	-	477,417
Issuance of Preferred Series B	200,000	200	-	-	-	-	4,200		4,400
Net loss for the year ended, December 31, 2024								(1,848,275)	(1,848,275)
Balance as of December 31, 2024	200,000	$200	-	$-	39,990,903	$39,991	$7,374,297	$(10,809,256)	$(3,394,768)

The accompanying notes are an integral part of these consolidated financial statements

AIBOTICS THERAPIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,215,751)	$(1,848,275)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Depreciation expense	-	498
Amortization expense	667,332	667,883
Loss recognized on common stock issued to settle liability	144,176	79,591
Amortization of debt discount	16,973	9,349
Changes in Operating Assets and Liabilities:
Decrease in prepaid expense	35,833	-
Accounts payable and accrued expenses	732,614	339,809
Accrued interest	(7,417)	204,108
Accrued expenses - related party	168,000	288,000
NET CASH USED IN OPERATING ACTIVITES	(458,240)	(259,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible note payable	300,000	-
Proceeds from the issuance of common stock	279,083	-
Proceeds from related party note payable	-	165,000
Repayments of convertible note payable	(50,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITES	529,083	165,000

NET CHANGE IN CASH	70,843	(94,037)
CASH AT BEGINNING OF PERIOD	185,097	279,134
CASH AT END OF PERIOD	$255,940	$185,097

Cash paid during the period:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued to settle accounts payable and accrued expenses	$363,166	$477,417
Common stock issued to settle accrued expenses - related party	$225,000	$-
Common stock issued for cash and settlement of accrued interest, net of issuance costs	$876,873	$-
Issuance of common stock in exchange for consulting services	$50,000	$-
Shares to be issued	$44,000	$44,000
Exchange of common stock for Series A Preferred Stock	$-	$9,794
Issuance of Preferred Series B	$-	$4,400

The accompanying notes are an integral part of the consolidated financial statements.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

The Company was incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), Aibotics Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the then-issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust. Ehave’s ownership has since been diluted to 2.0% as of December 31, 2025.

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

For the year ended December 31, 2025, the Company incurred a net loss of $2,215,751, had negative cash flows from operations of $458,240 and may incur additional future losses. At December 31, 2025, the Company had total current assets of $270,107 and total current liabilities of $4,793,865, resulting in a working capital deficit of $4,523,758. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. The Company maintains its cash balances with a bank whose balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of December 31, 2025 and December, 2024 did not have any concerns regarding cash balances which exceeded the insured amounts.

Property and Equipment, Net

Property and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $0 and $498 for the years ended December 31, 2025 and 2024, respectively. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, Net Categories	Estimated Useful Life
Equipment	3 Years

Management assesses property and equipment for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. Management assessed and concluded that no impairment write-down would be necessary for the Company’s property and equipment as of December 31, 2025 and 2024.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of December 31, 2025 and 2024.

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

There were no changes in the fair value hierarchy leveling during the years ended December 31, 2025 and 2024.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2025 and 2024, the Company had a full valuation allowance against its deferred tax assets.

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

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,118,269 and 1,100,000, the convertible preferred stock that totaled 1,995,600 and 2,039,600 and the outstanding warrants that totaled 0 and 166,667 for the years ended December 31, 2025 and 2024, respectively.

New Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

In March 2024, FASB issued Accounting Standards Update (“ASU”) 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments remove references to various FASB Concepts Statements from the Accounting Standards Codification to avoid unintended reliance on non-authoritative guidance. ASU 2024-02 is effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, but resulted in expanded income tax disclosures in the notes to the consolidated financial statements.

In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This guidance is intended to enhance the transparency and decision-usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to disclosure regarding rate reconciliation and income taxes paid both in the U.S. and in foreign jurisdictions. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 on a prospective basis, with the option to apply the standard retrospectively. Early adoption is permitted. The adoption of this standard did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, but resulted in expanded income tax disclosures in the notes to the consolidated financial statements.

No other new accounting pronouncements recently adopted or issued had or are expected to have a material impact on the consolidated financial statements.

NOTE 4 – ASSETS ACQUSITION

On November 28, 2024, the Company entered into an asset sale and purchase agreement with Philon Labs, LLC. (the “seller” or “Philon Labs”) for consideration of approximately $2,000,000 in exchange for the intangible assets. The purpose of the assets purchase was to begin the Company’s transition to a growth-oriented company that applies advanced engineering and design techniques to new products. The entire purchase consideration was allocated as fair value to the intellectual property acquired from the seller. The $2,000,000 is to be paid through the issuance of a new series of Preferred Stock. As of December 31, 2025, the consideration has not been issued to the seller and is recorded as shares to be issued on the consolidated balance sheet. The Company has analyzed the shares to be issued balance and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity. For the year ended December 31, 2024, the Company issued 200,000 shares of Series B Preferred Stock to the seller as satisfaction of the intangible assets’ consideration in the amount of $4,400. No shares were issued during the year ended December 31, 2025.

The acquired intangible assets are being amortized over their estimated useful lives of 3 years.

Intangible assets as of December 31, 2025 and 2024, are as follows:

	For the years ended December 31,
	2025	2024
Intellectual property	$2,000,000	$2,000,000
Less: accumulated amortization	(1,395,434)	(728,102)
Intangible assets, net	$604,566	$1,271,898

Amortization expense from intangible assets was $667,332 and $667,883 for the year ended December 31, 2025 and 2024, respectively.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Future amortization expense from intangible assets as of December 31, 2025, were as follows:

For the Year Ended,
December 31,
2026	$604,566
Thereafter	-
Total remaining amortization expense	$604,566

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

On January 30, 2024, the Company signed an agreement with a major shareholder for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 6 – Promissory and Convertible Notes). The note had interest expense of $2,880 and $2,658 for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had recorded accrued interest of $5,546 related to the note within accrued interest on the Consolidated Balance Sheet.

Aibotics Consulting Agreement with the CEO

On November 17, 2021, Aibotics entered into an Executive Consulting Agreement (the “Aibotics Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of December 31, 2025 and 2024, the Company had cash compensation outstanding as accrued expense - related party due to the Aibotics Consulting Agreement of $807,000 and $864,000, respectively. During the years ended December 31, 2025 and 2024, the Company recognized $0 and $0, respectively, of stock-based compensation from Warrants issued in connection with the Aibotics Consulting Agreement. The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

Significant terms of the Aibotics Consulting Agreement are as follows:

Annual Base Consulting Fee

Every calendar month the Company will pay the CEO a consulting fee of $24,000, with an annual total fee of $288,000.

Bonus Compensation Milestones

BK was granted a Warrant to purchase that number of shares of Aibotics common stock equal to 5% of the issued and outstanding Aibotics common shares, on a fully diluted basis. The Warrant had an exercise price of $0.01 per share and expired on November 16, 2024.

During the year ended December 31, 2025, the Company issued 0 shares, respectively, vested Aibotics warrant shares in accordance with the Warrant valued at $0, (see Note 7 – Stockholders’ Equity).

The Company will pay the CEO a bonus in Aibotics restricted stock or restricted stock units based on the following EBITDA milestones. As of December 31, 2025, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

Bonus	EBITDA Milestones
$100,000	1st $1,000,000
$100,000	2nd $1,000,000
$100,000	3rd $1,000,000
$100,000	4th $1,000,000
$100,000	5th $1,000,000

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The Company will pay the CEO a bonus in restricted stock or restricted stock units based on the following Aibotics market capitalization by maintaining the below market cap for Aibotics for a period of 22 consecutive trading days:

Bonus (Shares)	Market Capitalization Milestone
250,000	$30,000,000
250,000	$40,000,000
250,000	$60,000,000
250,000	$80,000,000
250,000	$100,000,000

Stock Grants – Significant Transactions

Upon the Company closing a Significant Transaction, the CEO shall be granted shares of Aibotics common stock or a new series of Aibotics preferred shares that is convertible into Aibotics common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for Aibotics. During the years ending December 31, 2025 and 2024, the Company did not grant any shares in relation to a Significant Transaction.

As of December 31, 2025, there are no amounts accrued related to the bonuses.

Board Compensation

As of December 31, 2025 and 2024, the Company had accrued expenses from board compensation of $270,000 and $110,000, respectively. Accrued board compensation is included as part of Accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 – PROMISSORY AND CONVERTIBLE NOTES

On August 27, 2021, the Company issued a lender (“Lender A”) a convertible note payable with principal of $500,000 and an original issue discount of $50,000. The note matures after 24 months and has an effective interest rate of 8%. As of December 31, 2025 and 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. During the year ended December 31, 2024, the Company converted $110,000 of accrued interest into 2,200,000 shares of common stock pursuant to the terms of the convertible note agreement. Although the conversion was effective as of December 31, 2024, the related shares were issued in January 2025. The fair value of the shares issued was $44,000 and was recorded within the statement of stockholders’ equity for the year ended December 31, 2025.

On April 22, 2025, Lender A (“the Seller”) entered into a note assignment and purchase agreement with a buyer (“Lender G”) whereas the Seller agreed to sell, assign, transfer, and convey the Note, including the unpaid principal and accrued and unpaid interest thereon to the Buyer.

During the year ended December 31, 2025, the Company converted $150,438 of accrued interest into shares of the Company’s common stock. Lender A received 54,079,852 common shares, with a fair value of $179,896 which is recorded within the statement of stockholder equity.

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

During the year ended December 31, 2025, the Company converted $30,235 of accrued interest into shares of the Company’s common stock. Lender B received 10,078,180 common shares, with a fair value of $40,313, which is recorded within the statement of stockholder equity.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On October 27, 2021, the Company issued a lender (“Lender C”) a convertible note payable with principal of $220,000 and an original issue discount of $20,000. The note matures after 24 months and has an effective interest rate of 8%. As of December 31, 2025 and 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share.

On April 23, 2025, Lender C (“the Seller”) entered into a note assignment and purchase agreement with a buyer (“Lender G”) whereas the Seller agreed to sell, assign, transfer, and convey the Note, including the unpaid principal and accrued and unpaid interest thereon to the Buyer.

During the year ended December 31, 2025, the Company converted $152,820 of accrued interest and $238,131 of the principal amount into shares of the Company’s common stock. Lender C received 227,844,762 common shares, with a fair value of $706,911 which is recorded within the statement of stockholder equity.

On January 21, 2022, the Company issued a lender (“Lender E”) a convertible note payable with principal of $325,000 and an original issue discount of $75,000. The note matures after 24 months and has an effective interest rate of 8%. As of December 31, 2025 and 2024, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.975 per share. As of December 31, 2025 and 2024, the Company had an outstanding principal amount of $325,000 due as a result of this note.

On January 30, 2024, the Company signed an agreement with a major shareholder (“Lender F”) for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually and has a maturity date of January 30, 2025 (Note 5 – Related Party Transactions).

During the year ended December 31, 2021, the Company issued three convertible notes payable. In accordance with the terms of the note agreements, during the year ended December 31, 2022, the Company received notice to convert the three notes into shares of the Company’s common stock. As a result, an aggregate of $232,500 in principal and $13,145 in interest was converted into 245,645 shares of common stock (Note 7 – Stockholders’ Equity). Following the conversion, $2,407 of accrued interest remained outstanding and owed to one of the note holders (“Lender D”). As of the year ended December 31, 2025, the Company notes all convertible notes payables are currently in default.

On May 6, 2025, the Company issued a lender (“Lender G”) a convertible note payable with principal of $275,000 and an original issue discount of $25,000. The note matures after 24 months and has an effective interest rate of 10%. As of December 31, 2025, the Company had an outstanding principal amount of $258,185 due to this lender as a result of the note.

On September 12, 2025, the Company had outstanding debt consisting of a promissory note with an original principal balance of $58,823 (the “Lender H”). The Note was issued with an original issue discount (“OID”) of $8,823, resulting in cash proceeds of $50,000. The OID is amortized to interest expense over the term of the Note using the effective interest method. The Note bears interest at a stated rate of 12% per annum and matures on January 2, 2026. During the year ended December 31, 2025, the Company made principal repayments totaling $50,000. As of December 31, 2025, the outstanding principal balance of Lender H was $8,666, which is presented as a current liability on the accompanying balance sheet.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of and December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender G (formerly Lender A)	8/27/2024	$471,417	$471,417	$-	$634,417	$500,000	$133,989
Lender B	9/27/2024	63,403	55,000	8,403	82,637	55,000	27,637
Lender G (formerly Lender C	10/27/2024	-	-	-	324,670	220,000	104,670
Lender D	10/21/2024	2,407	-	2,407	2,407	-	2,407
Lender E	1/21/2024	515,407	325,000	190,4070	453,460	325,000	128,460
Lender F	1/30/2025	170,546	165,000	5,546	167,658	165,000	2,658
Lender G	05/06/2027	266,029	258,185	7,844	-	-	-
Lender H	01/02/2026	10,794	8,667	2,127	-	-	-
		$1,500,003	$1,283,269	$216,734	$1,665,250	$1,265,000	$239,714

		*** - Total Outstanding = Principal + Interest as of December 31, 2025 and December 31, 2024

During the years ended December 31, 2025 and 2024, the Company recorded debt discount amortization expense in the amount of $16,973 and $9,349, respectively. As of December 31, 2025, the Company had an unamortized debt discount balance of $8,666.

NOTE 7 – STOCKHOLDERS’ EQUITY

As of December 31, 2023, the Company was authorized to issue 5,000,000 shares of its preferred stock in one or more series, of which 1,500,000 were designated “Series B Preferred Stock”. On June 24, 2024, the Board of Directors of the Company approved the designation of one share of preferred stock as “Series A Preferred Stock”. As of December 31, 2025, the Company was authorized to issue 5,000,000 shares of preferred stock, of which 1,500,000 were designated “Series B Preferred Stock” and 1 was designated “Series A Preferred Stock”.

On June 24, 2024, the Board of Directors of the Company approved an increase in the authorized shares of common stock from 100,000,000 to 467,000,000. On March 19, 2025, the Company amended its Articles of Incorporation to increase the number of authorized shares from 467,000,000 to 7,500,000,000 shares. As of December 31, 2025 and 2024, we were authorized to issue 7,500,000,000 and 467,000,000 shares of common stock, respectively.

Common Stock

As of December 31, 2025 and 2024, we are authorized to issue 7,500,000,000 and 467,000,000 shares of common stock, respectively. Each share of common stock has a $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. The Company had 486,895,359 and 39,990,903 shares of common stock issued and outstanding as of, and December 31, 2025 and 2024, respectively.

For the year ended December 31, 2024, the Company issued 34,887,855 shares of common stock to settle $477,417 of accounts payable and accrued expenses.

For the year ended December 31, 2025, the Company issued 58,234,996 shares of common stock issued to settle $363,166 of accounts payable and accrued expenses.

For the year ended December 31, 2025, the Company issued 75,000,000 shares of Common stock issued to settle $225,000 accrued expenses - related party.

For the year ended December 31, 2025, the Company issued 16,666,667 shares of common stock in exchange for consulting services.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

For the year ended December 31, 2025, the Company issued 297,002,793 shares of common stock issued for cash and settlement of accrued interest, net of issuance costs in the amount of $1,012,121.

Series A Preferred Stock

As of December 31, 2025, and 2024 we were authorized to issue 1 and 0 shares of Series A Preferred Stock, $0.001 par value. The holder of the Series A Preferred is entitled to cast that number of votes on all matters presented for stockholder vote to the stockholders of the Corporation that when taking into account the votes entitled to be cast by the Series A Preferred stockholder is equal to seventy-five percent (75%) of the total shares authorized to vote on such matter(s) and such holder shall vote along with holders of the Corporation’s Common Stock on such matters. Additionally, the Series A Preferred Stock is convertible into 9,793,754 shares of Company common stock at the option of the holder.

On July 29, 2024, the Company entered into an Exchange Agreement with Ehave, Inc., its largest shareholder, whereby the Company agreed to issue Ehave, Inc. one share of Series A Preferred Stock in exchange for 9,793,754 shares of common stock.

Series B Preferred Stock - Mezzanine Equity

The Series B Preferred Stock is recorded as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity”. The Series B Shares are recorded as mezzanine equity in accordance with ASC 480 because the Company may be obligated to issue a variable number of shares at a fixed price known at inception and there is no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would be presumed, and the Series B Shares are classified as mezzanine equity in accordance with ASC 480-10-S99. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series B Shares, all outstanding Series B Shares shall automatically convert into common stock. As of December 31, 2025 and 2024, the Company was authorized to issue 1,500,000 shares of Series B Preferred Stock.

NOTE 8 - STOCK BASED COMPENSATION

Stock Option and Stock Issuance Plan

Effective July 15, 2024, the Company adopted the “Aibotics, Inc.” limits the number of shares that may be issued pursuant to the 2024 Plan to 50,000,000 shares of common stock. On January 13, 2026, the Company’s Board of Directors approved, by unanimous written consent, the adoption of the Aibotics Inc. 2026 Equity Incentive Plan (the “2026 Plan”). The 2026 Plan is intended to provide equity-based incentives to employees, directors, consultants, and other service providers and permits the issuance of various types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, and other equity-based awards. In connection with the adoption of the 2026 Plan, the Company reserved 500,000,000 shares of common stock for issuance under the plan. Shares issued under the 2026 Plan will be, upon issuance, duly authorized, validly issued, fully paid, and non-assessable. As of December 31, 2025, there have not been any stock-based compensation issuances under the 2024 and 2026 Plan.

On May 29, 2024, the Company signed a consulting agreement with a consultant (the “May Consulting Agreement”). The consultant agreed to provide services related to the Company’s status as a publicly traded company. In exchange the consultant is to receive 120,000 shares of the Company’s common stock at commencement of the agreement, and an additional payment of 5,000 shares of common stock each month of the agreement. The agreement is effective from May 29, 2024 through September 22, 2024. During the year ended December 31, 2025, the Company incurred $7,182, respectively, of stock-based compensation related to the May Consulting Agreement. As of December 31, 2025 the Company had accrued $7,182 of stock-based compensation related to the May Consulting Agreement as a component of Accounts Payable and Accrued Expenses.

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Warrants Issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the years ended December 31, 2025 and 2024:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)

Warrants outstanding at December 31, 2023	666,666	$1.50	0.80
Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(499,999)	$1.50	-
Warrants outstanding and exercisable at December 31, 2024	166,666	$1.50	0.06
Granted	-	$-	-
Exercised	-	-	-
Forfeited/Expired	(166,666)	$1.50	-
Warrants outstanding and exercisable at December 31, 2025	-	$-	-

The intrinsic value of warrants outstanding as of December 31, 2025 was $0.

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

NOTE 10 – INCOME TAXES

The reconciliation between income taxes at the U.S. federal rate of 21% and the amount recorded in the accompanying consolidated financial statements is as follows:

	As of December 31,
	2025		2024
US federal statutory income tax rate	$(456,689)	21.00%	$(369,847)	21.00%
Domestic state and local taxes, net of federal effect
Florida income tax effect	(119,475)	5.49%	(75,648)	4.30%
Nontaxable or nondeductible items:
Loss from Debt Conversion	19,722	-0.91%	-	0.00%
Amortization of Debt Discount	3,564	-0.16%	1,963	-0.11%
Other Permanent Items	1,671	-0.08%	2,267	-0.13%
Other Adjustments
Return to Provision Adjustments:	13,661	-0.63%	-	0.00%
Other, net
Change in Domestic valuation allowance	537,546	-24.72%	441,265	-25.06%

Income Taxes Provision (Benefit)	$-	0.00%	$-	0.00%

AIBOTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

	2025	2024
Federal net operating loss carryforward	$779,466	$441,851
State net operating loss carryforward	161,275	91,421
Fixed assets and intangibles	283,183	147,800
Accrued expenses	307,008	312,314
Total Deferred tax assets	$1,530,933	$993,386
Valuation allowance	(1,530,933)	(993,386)
	$-	$-

At December 31, 2025 and December 31, 2024, the Company evaluated its tax positions and did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company considers the U.S. and Florida to be major tax jurisdictions. As of December 31, 2025, for federal tax purposes the tax years 2023-2025 and for Florida the tax years 2022 through 2025 remain open to examination by tax authorities.

As of December 31, 2025, the Company has net operating losses amounting to $3,711,745 for federal and Florida which can be carried forward indefinitely but are limited to 80% usage.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2025 the issuance date of these financial statements, and there are no events requiring disclosure other than those described below:

Subsequent to December 31, 2025, the Company’s Board of Directors approved, by unanimous written consent, the adoption of the Aibotics Inc. 2026 Equity Incentive Plan (the “2026 Plan”), subject to stockholder approval.  The 2026 Plan is intended to provide equity-based incentives to employees, directors, consultants, and other service providers and permits the issuance of various types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, and other equity-based awards.  The 2026 Plan is intended to provide equity-based incentives to employees, directors, consultants, and other service providers and permits the issuance of various types of awards, including stock options, restricted stock, restricted stock units, stock appreciation rights, and other equity-based awards.  In connection with the adoption of the 2026 Plan, the Company reserved 500,000,000 shares of common stock for issuance under the plan, subject to stockholder approval. Shares issued under the 2026 Plan will be, upon issuance, duly authorized, validly issued, fully paid, and non-assessable.

Subsequent to December 31, 2025, the Company entered into a note purchase agreement pursuant to which it issued a convertible promissory note with an aggregate principal amount of up to approximately $281,250, issued at an original issue discount. The note bears interest at a stated rate of 10% per annum and has a maturity of 24 months from issuance. The proceeds from the issuance were intended for general corporate purposes.

Subsequent to December 31, 2025, the Company issued a promissory note with a principal balance of approximately $28,409, which includes an original issue discount of approximately $3,409, for total proceeds of $25,000. The note matures on April 7, 2026 and provides for scheduled principal repayments prior to maturity.  The note may be prepaid by the Company at any time without penalty and accrues interest upon the occurrence of an event of default.

Subsequent to December 31, 2025, the Company issued 25,572,128 shares of its common stock in exchange for total consideration of $76,716, consisting of $36,358 in cash proceeds, the settlement of $38,358 of accrued interest, and the settlement of $2,000 of equity issuance costs.

(b)The following exhibits are filed as part of this report:

Exhibit Number*	Title of Document	Location

Item 2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Stock Purchase Agreement between 20/20 Global, Inc. and Ehave, Inc.	Incorporated by reference from the Current Report on Form 8-K filed December 29, 2020
2.2	Change of Control and Funding Agreement.	Incorporated by reference from the Current Report on Form 8-K filed December 29, 2020
2.3	Amendment to Escrow Agreement and Definitive Agreements.	Incorporated by reference from the Current Report on Form 8-K filed January 6, 2021

Item 3.	Articles of Incorporation and Bylaws
3.1	Amended and Restated Articles of Incorporation of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019
3.2	Amendment to Articles of Incorporation	Incorporated by reference from the Quarterly Report on Form 10-Q filed on August 20, 2021
3.3	Bylaws of 20/20 Global, Inc.	Incorporated by reference from the registration statement on Form 10 filed April 15, 2019
3.3	Amendment to Bylaws.	Incorporated by reference from the Quarterly Report on Form 10-Q filed May 20, 2021

Item 10.	Material Contracts

10.1	Kaplan Executive Consulting Agreement	Incorporated by reference from the Current Report on Form 8-K filed on January 14, 2022
10.2	Agreement and Plan of Merger with PSLY.com	Incorporated by reference from the Current Report on Form 8-K filed on May 19, 2022
10.3	Termination of Agreement and Plan of Merger	Incorporated by reference from the Current Report on Form 8-K filed on February 22, 2024
10.4	Asset Purchase and Sale Agreement	Incorporated by referenced from the Current Report on Form 8-K filed on December 5, 2024
10.5	Intellectual Property Assignment Agreement	Incorporated by referenced from the Current Report on Form 8-K filed on December 5, 2024
Item 31.	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive and Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32	Section 1350 Certifications
	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101**	Interactive Data File
101.INS	XBRL Instance Document	This filing.

101.SCH	XBRL Taxonomy Extension Schema	This filing.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	This filing.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	This filing.

101.LAB	XBRL Taxonomy Extension Label Linkbase	This filing.

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

AIBOTICS, INC.

Date: April 15, 2026	By:	/s/ Benjamin Kaplan
Benjamin Kaplan,
Chief Executive Officer (Principal Executive
Officer, Principal Financial Officer)