Form 10-Q
period 2026-03-31
AIBOTICS, INC.
filed 2026-06-09
CIK 1763329

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of June 8, 2026, we had 681,985,644 shares of common stock outstanding.

AIBiotics Therapies, Inc.

Form 10-Q for the Quarter Ended March 31, 2026

PART I–FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AIBIOTICS THERAPIES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	March 31,	December 31,
	2026	2025
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$288,858	$255,940
Prepaid expenses	1,667	14,167
Inventory	40,525	-
Total Current Assets	331,050	270,107

NON-CURRENT ASSETS:
Property and equipment, net	-	-
Intangible assets, net	440,183	604,566
TOTAL ASSETS	$771,233	$874,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$570,435	$532,302
Accrued interest	879,000	807,000
Accrued expenses – related party	248,281	216,734
Convertible note payable, net of debt discount	1,193,018	1,118,269
Notes payable – related party	165,000	165,000
Shares to be issued	1,995,600	1,995,600
TOTAL LIABILITIES	5,051,334	4,834,905

Commitments and contingencies (Note 9 – Commitments and Contingencies)	-	-

MEZZANINE EQUITY
Series B Preferred stock, $0.001 par value; 1,500,000 shares authorized at March 31, 2026 and December 31, 2025; 200,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025; liquidation preference of $0 as of March 31, 2026 and December 31, 2025; 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025; liquidation preference of $0 as of March 31, 2026 and December 31, 2025	200	200

STOCKHOLDERS’ DEFICIT
Preferred stock, 5,000,000 shares authorized:
Series A Preferred Stock, $0.001 par value, 0 shares authorized and outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock, $0.001 par value; 7,500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 539,367,487 and 486,895,359 shares issued and outstanding as of March 31, 2026, and December 31, 2025, respectively	539,367	486,895
Additional paid in capital	8,623,444	8,577,680
Accumulated deficit	(13,443,112)	(13,025,007)
TOTAL STOCKHOLDERS’ DEFICIT	(4,280,101)	(3,960,232)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$771,233	$874,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIBIOTICS THERAPIES, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

Revenue	$-	$2,183
GROSS PROFIT	-	2,183

OPERATING EXPENSE
General and administrative	359,463	531,647
TOTAL OPERATING EXPENSES	359,463	531,647

NET LOSS FROM OPERATIONS	(359,463	(529,464)

OTHER EXPENSE
Interest expense	(58,642)	(61,933)
TOTAL OTHER EXPENSE	(58,642)	(61,933)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(418,105)	(591,397)
Provision for income taxes	-	-

NET LOSS	$(418,105)	$(591,397)

NET LOSS PER SHARE – BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	521,034,848	44,256,753

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIBIOTICS THERAPIES, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT

	Series B		Series A
	Preferred Shares		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31, 2025	200,000	$200	-	$-	486,895,359	$486,895	$8,577,680	$(13,025,007)	$(3,960,232)
Common stock issued to settle accounts payable and accrued expenses	-	-	-	-	26,900,000	26,900	(5,380)	-	21,520
Shares issued for cash, settlement of accounts payable and accrued expenses, and third-party costs					25,572,128	25,572	51,144	-	76,716
Net loss for the three months ended, March 31, 2026	-	-	-	-				(418,105)	(418,105)
Balance as of March 31, 2026	200,000	$200	-	$-	539,367,487	$539,367	$8,623,444	$(13,443,112)	$(4,280,101)

	Series B		Series A
	Preferred Shares		Preferred Stock		Common Stock		Additional	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Total
Balance as of December 31, 2024	200,000	$200	-	$-	39,990,903	$39,991	$7,374,297	$(10,809,256)	$(3,394,768)
Common stock issued to settle accounts payable and accrued expenses	-	-	-	-	5,253,234	5,253	143,941	-	149,194
Net loss for the three months ended, March 31, 2025	-	-	-	-	-	-	-	(591,397)	(591,397)
Balance as of March 31, 2025	200,000	$200	-	$-	45,244,137	$45,244	$7,518,238	$(11,400,653)	$(3,836,971)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIBIOTICS THERAPIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025 (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(418,105)	$(591,397)
Adjustments to Reconcile Net Loss to Net Cash Used In Operating Activities:
Amortization expense	169,956	164,234
Changes in operating assets and liabilities:
Decrease in prepaid expenses	12,500	-
Increase in inventory	(40,525)	-
Increase in accounts payable and accrued expenses	136,369	308,870
Decrease in accrued interest	31,547	17,933
Increase in accrued expenses – related party	72,000	72,000
Net cash used in operating activities	(36,258)	(28,360)

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note payable	98,000	-
Repayments of convertible note payable	(28,824)	-
Net cash provided by financing activities	69,176	-

Net (decrease) increase in cash	32,918	(28,360)

Cash, beginning of period	255,940	185,097

Cash, end of period	$288,858	$156,737

Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activities:
Common stock issued to settle accounts payable and accrued expenses	$21,520	$149,194
Common stock issued for cash and settlement of accrued interest, net of issuance costs	$76,716	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AIBIOTICS THERAPIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization and Business Activity

The Company was incorporated in Nevada on January 21, 2000, under the name RM Investors, Inc. In December 2020, we entered into definitive agreements with Ehave, Inc., an Ontario corporation (“Ehave”), AIBiotics Therapies Inc., a Florida corporation and wholly owned subsidiary of Ehave (“MYC”), and the former and current directors of 20/20 Global that provide for: (i) 20/20 Global’s purchase for $350,000 in cash of all of the outstanding stock of MYC from Ehave under a Stock Purchase Agreement, resulting in MYC becoming a wholly owned subsidiary of 20/20 Global; and (ii) the change of control of 20/20 Global’s board of directors and management under a Change of Control and Funding Agreement. In a related transaction, Ehave agreed to purchase 9,793,754 shares of 20/20 Global common stock, which constitute approximately 75.77% of the then-issued and outstanding shares of 20/20 Global’s common stock, for $350,000 in cash through a Stock Purchase Agreement (“MYC SPA”) with 20/20 Global stockholders Mark D. Williams, Colin Gibson, and The Robert and Joanna Williams Trust. As of March 31, 2026 Ehave’s ownership has since been diluted to 21.4%.

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

On November 17, 2024, the Company created a new Florida-based subsidiary, NPD Genius, LLC (“NPD”).

On February 3, 2025, Mycotopia Therapies, Inc. amended its articles of incorporation to change its name to Aibotics Inc., (the “Name Change”).

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. To date, the Company has generated minimal revenues, experienced negative operating cash flows and has incurred operating losses since inception. Management expects the Company to continue to fund its operations primarily through the issuance of debt or equity.

For the three months ended March 31, 2026, the Company incurred a net loss of $418,105, had negative cash flows from operations of $36,258 and may incur additional future losses. At March 31, 2026, the Company had total current assets of $331,050 and total current liabilities of $5,051,334 resulting in a working capital deficit of $4,720,284. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. These condensed financial statements should be read in conjunction with the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC. The accompanying condensed financial statements are unaudited, but in the opinion of management contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2026, and the results of its operations and its cash flows for the three months ended March 31, 2026 and 2025. The balance sheet as of December 31, 2025 is derived from the Company’s audited financial statements. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2026.

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

Cash

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits, marketable securities with maturities of three months or less at purchase, and money market funds that invest primarily in certificates of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. The Company maintains its cash balances with a bank whose balance is insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company monitors the cash balances held in its bank accounts, and as of March 31, 2026, and December 31, 2025, did not have any concerns regarding cash balances which exceeded the insured amounts.

Property and Equipment, Net

Property and equipment are stated at cost. For financial reporting, we provide for depreciation using the straight-line method at rates based upon the estimated useful lives of the various assets. Depreciation expense was $0 and $249 for the three months ended March 31, 2026, and 2025, respectively. The Company computes depreciation utilizing estimated useful lives, as stated below:

Property and Equipment, Net Categories	Estimated Useful Life
Equipment	3 Years

Management assesses property and equipment for impairment whenever there is an indicator of impairment. Impairment losses are evaluated if the estimated undiscounted cash flows from using the assets are less than carrying value. A loss is recognized when the carrying value of an asset exceeds its fair value. Management assessed and concluded that no impairment write-down would be necessary for the Company’s property and equipment as of March 31, 2026 and December 31, 2025.

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

Finite long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized if the sum of the expected long-term undiscounted cash flows the asset is expected to generate is less than its carrying amount. Any write-downs are treated as permanent reductions in the carrying amount of the respective asset. Management assessed and concluded that no impairment write-down would be necessary for finite long-lived intangible assets as of March 31, 2026, and December 31, 2025.

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

There were no changes in the fair value hierarchy leveling during the three months ended March 31, 2026 and 2025.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2026 and December 31, 2025, the Company had a full valuation allowance against its deferred tax assets.

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

Basic and Diluted Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period before giving effect to stock options, stock warrants, restricted stock units and convertible securities outstanding, which are considered to be dilutive common stock equivalents. Diluted net loss per common share is calculated based on the weighted average number of common and potentially dilutive shares outstanding during the period after giving effect to dilutive common stock equivalents. Contingently issuable shares are included in the computation of basic loss per share when issuance of the shares is no longer contingent. The common stock equivalents not included in the computation of earnings per share because the effect was antidilutive, were related to convertible debt and totaled 1,160,060 and 1,809,200 shares, the convertible preferred stock that totaled 1,995,600 and 0, and the outstanding warrants that totaled 0 and 0 shares for the three months ended March 31, 2026 and 2025, respectively.

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

NOTE 4 – ASSETS ACQUISITION

On November 28, 2023, the Company entered into an asset sale and purchase agreement with Philon Labs, LLC. (the “seller” or “Philon Labs”) for consideration of approximately $2,000,000 in exchange for the intangible assets. The purpose of the assets purchase was to begin the Company’s transition to a growth-oriented company that applies advanced engineering and design techniques to new products. The entire purchase consideration was allocated as fair value to the intellectual property acquired from the seller. The $2,000,000 was to be paid through the issuance of a new series of Preferred Stock. As of March 31, 2026, the consideration has not been issued to the seller and is recorded as shares to be issued on the consolidated balance sheet. The Company has analyzed the shares to be issued balance and determined that they are liabilities in accordance with ASC 480 – Distinguishing Liabilities from Equity. No shares were issued during the three months ending March 31, 2026.

The acquired intangible assets are being amortized over their estimated useful lives of 3 years.

Intangible assets as of March 31, 2026 and December 31, 2025, are as follows:

	March 31,	December 31,
	2026	2025
Intellectual property	$2,000,000	$2,000,000
Less: accumulated amortization	(1,559,817)	(1,395,434)
Intangible assets, net	$440,183	$604,566

Amortization expense from intangible assets was $169,956 and $164,234 for the three months ended March 31, 2026, and 2025.

Future amortization expense from intangible assets as of March 31, 2026, were as follows:

Remainder of 2026	$440,183
Thereafter	-
Total remaining amortization expense	$440,183

NOTE 5 – RELATED PARTY TRANSACTIONS

Notes Payable – Related Parties

On January 30, 2024, the Company signed an agreement with a major shareholder for a $165,000 note payable. The note accrues interest at a rate of 1.75% compounded annually (Note 6 – Promissory and Convertible Notes). The note had interest expense of $712 and $712 for the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, the Company had recorded accrued interest of $6,258 related to the note within accrued interest on the Condensed Consolidated Balance Sheet.

AIBiotics Consulting Agreement with the CEO

On November 17, 2021, AIBiotics entered into an Executive Consulting Agreement (the “AIBiotics Consulting Agreement”), with Benjamin Kaplan (“BK”) to serve as the Company’s CEO for an initial term of 36 months. As of March 31, 2026 and December 31, 2025, the Company had cash compensation outstanding as accrued expense - related party due to the AIBiotics Consulting Agreement of $248,281 and $216,734, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized stock-based compensation of $0 and $0, respectively, from Warrants issued in connection with the AIBiotics Consulting Agreement.  The Company records stock-based compensation on the consolidated income statement as general and administrative expense.

Significant terms of the AIBiotics Consulting Agreement are as follows:

Annual Base Consulting Fee

Every calendar month the Company pays the CEO a consulting fee of $24,000, with an annual total fee of $288,000.

Bonus Compensation Milestones

The Company will pay the CEO a bonus in AIBiotics restricted stock or restricted stock units based on the following EBITDA milestones. As of March 31, 2026, no EBITDA milestones were met, and no amounts have been recorded for the bonus milestones.

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

Stock Grants – Significant Transactions

Upon the Company closing a Significant Transaction, the CEO shall be granted shares of AIBiotics common stock or a new series of AIBiotics preferred shares that is convertible into AIBiotics common stock equal to 5% of the value of all the consideration, including any stock, cash or debt of such completed transaction. A “Significant Transaction” shall mean a financing of at least $500,000 or the closing of an acquisition with a valuation of at least $1,000,000 for AIBiotics. As of March 31, 2026 and December 31, 2025, the Company had not granted any shares in relation to a Significant Transaction.

As of March 31, 2026 and December 31, 2025, there are no amounts accrued related to the bonuses.

Board Compensation

As of March 31, 2026 and December 31, 2025, the Company had accrued expenses from board compensation of $310,000 and $270,000, respectively. Accrued board compensation is included as part of Accounts payable and accrued expenses on the consolidated balance sheets.

NOTE 6 – PROMISSORY AND CONVERTIBLE NOTES

On August 27, 2021, the Company issued a lender (“Lender A”) a convertible note payable with principal of $500,000 and an original issue discount of $50,000. The note matures after 24 months and has an effective interest rate of 8%. As of March 31, 2026 and December 31, 2025, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. During the year ended December 31, 2024, the Company converted $110,000 of accrued interest into 2,200,000 shares of common stock pursuant to the terms of the convertible note agreement. Although the conversion was effective as of December 31, 2024, the related shares were issued in January 2025. The fair value of the shares issued was $44,000 and was recorded within the statement of stockholders’ equity for the year ended December 31, 2025.

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

On September 17, 2021, the Company issued a lender (“Lender B”) a convertible note payable with principal of $55,000 and an original issue discount of $5,000. The note matures after 24 months and has an effective interest rate of 8%. As of March 31, 2026, and December 31, 2025, this convertible note payable was in default and therefore classified as a current liability. Default interest accrues at a rate of 20% upon default, and the default conversion price is $0.75 per share. As of March 31, 2026, and December 31, 2025, the Company had an outstanding principal amount of $55,000 due to this lender as a result of the note.

On October 27, 2021, the Company issued a lender (“Lender C”) a convertible note payable with principal of $220,000 and an original issue discount of $20,000. The note matures after 24 months and has an effective interest rate of 8%. During 2025, the note was assigned to Lender G. As of March 31, 2026, no balance remains outstanding under this note as a result of prior conversions of both principal and accrued interest completed during the year ended December 31, 2025.

On January 21, 2022, the Company issued a convertible note payable to a lender (“Lender E”) with a principal balance of $325,000 and an original issue discount of $75,000. As of March 31, 2026, the outstanding principal balance was $325,000 with accrued interest of $209,487, for a total outstanding balance of $534,487. The note is currently in default and classified as a current liability. Default interest accrues at 20% per annum, and the default conversion price is $0.975 per share.

On January 30, 2024, the Company entered into a note payable agreement with a related party (“Lender F”) for $165,000. The note bears interest at 1.75% compounded annually. As of March 31, 2026, the outstanding principal balance was $165,000 with accrued interest of $6,258, for a total outstanding balance of $171,258.

On May 6, 2025, the Company issued a convertible note payable to a lender (“Lender G”) with a principal balance of $275,000 and an original issue discount of $25,000. As of March 31, 2026, the outstanding principal balance was $261,267 with accrued interest of $24,788, for a total outstanding balance of $286,055. The note bears interest at 10% per annum and matures in May 2027.

On September 12, 2025, the Company issued a promissory note (“Lender H”) with an original principal balance of $58,823 and an original issue discount of $8,823, resulting in proceeds of $50,000. The note bears interest at 12% per annum and matured on January 2, 2026. As of March 31, 2026, the outstanding principal balance was approximately $5,000 with accrued interest of approximately $3,868, for a total outstanding balance of $8,868.

In March 2026, the Company entered into a convertible note agreement with a lender (“Lender I”) pursuant to which it issued a note with a principal balance of $93,750 in exchange for proceeds of $75,000, reflecting an original issue discount. As of March 31, 2026, the outstanding principal balance was $75,334 with accrued interest of $334, for a total outstanding balance of $93,750. The note bears interest at 10% per annum and matures in March 2028.

The following tables reflects a summary of the outstanding principal and interest by each lender and their respective maturity date as of March 31, 2026 and December 31, 2025:

		March 31, 2026			December 31, 2025
	Maturity Date	Total Outstanding***	Principal	Interest	Total Outstanding***	Principal	Interest

Lender G (formerly Lender A)	8/27/2024	$495,572	$471,417	24,155	$471,417	471,417	-
Lender B	9/27/2024	66,115	55,000	11,115	63,403	55,000	8,403
Lender D	10/21/2024	-	-	(33,851)	2,407	-	2,407
Lender E	01/21/2024	534,487	325,000	209,487	515,407	325,000	190,407
Lender F	01/30/2025	171,258	165,000	6,258	170,546	165,000	5,546
Lender G	05/06/2027	286,055	261,267	24,788	266,029	258,185	7,844
Lender H	01/02/2026	8,868	5,000	3,868	10,794	8,667	2,127
Lender I	03/17/2028	93,750	75,334	334	-	-	-
		$1,656,104	$1,358,018	246,154	$1,500,003	$1,283,269	$216,734

		*** - Total Outstanding = Principal + Interest as of March 31, 2026 and December 31, 2025

During the three months ended March 31, 2026 and 2025, the Company recorded debt discount amortization expense in the amount of $5,573 and $0, respectively. As of March 31, 2026, the Company had an unamortized debt discount balance of $25,216.

NOTE 7 – STOCKHOLDERS’ EQUITY

As of December 31, 2023, the Company was authorized to issue 5,000,000 shares of its preferred stock in one or more series, of which 1,500,000 were designated “Series B Preferred Stock”. On June 24, 2024, the Board of Directors of the Company approved the designation of one share of preferred stock as “Series A Preferred Stock”. As of March 31, 2026, the Company was authorized to issue 5,000,000 shares of preferred stock, of which 1,500,000 were designated “Series B Preferred Stock” and 1 was designated “Series A Preferred Stock”.

On June 24, 2024, the Board of Directors of the Company approved an increase in the authorized shares of common stock from 100,000,000 to 467,000,000. On March 19, 2025, the Company amended its Articles of Incorporation to increase the number of authorized shares from 467,000,000 to 7,500,000,000 shares.

As of March 31, 2026 and December 31, 2025 we were authorized to issue 7,500,000,000 shares of common stock.

Common Stock

As of March 31, 2026 and December 31, 2025 we were authorized to issue 7,500,000,000 shares of common stock, respectively. Each share of common stock has a $0.001 par value. Each share of common stock entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought. The Company had 539,367,487 and 486,895,359 shares of common stock issued and outstanding as of March 31, 2026, and December 31, 2025, respectively.

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

During the three months ended March 31, 2026, the Company completed a Regulation A equity issuance pursuant to which it issued 25,572,128 shares of common stock, par value $0.001 per share, at a purchase price of $0.003 per share for aggregate proceeds of approximately $76.7 thousand. A portion of the proceeds was disbursed at closing to repay certain obligations and pay offering-related legal costs.

During the three months ended March 31, 2026, the Company issued 26,900,000 shares of common stock in connection with the conversion of $21.5 thousand of accrued interest under an outstanding convertible promissory note. The conversion was effected in accordance with the terms of the note and resulted in a reclassification of the accrued interest liability to equity, with no gain or loss recognized upon conversion.

Series A Preferred Stock

As of March 31, 2026 and December 31, 2025 we were authorized to issue 1 shares of Series A Preferred Stock, $0.001 par value. The holder of the Series A Preferred is entitled to cast that number of votes on all matters presented for stockholder vote to the stockholders of the Corporation that when taking into account the votes entitled to be cast by the Series A Preferred stockholder is equal to seventy-five percent (75%) of the total shares authorized to vote on such matter(s) and such holder shall vote along with holders of the Corporation’s Common Stock on such matters. Additionally, the Series A Preferred Stock is convertible into 9,793,754 shares of Company common stock at the option of the holder.

Series B Preferred Stock - Mezzanine Equity

The Series B Preferred Stock is recorded as mezzanine equity in accordance with ASC 480, “Distinguishing Liabilities from Equity”. The Series B Shares are recorded as mezzanine equity in accordance with ASC 480 because the Company may be obligated to issue a variable number of shares at a fixed price known at inception and there is no maximum number of shares that could potentially be issued upon conversion. In this instance, cash settlement would be presumed and the Series B Shares are classified as mezzanine equity in accordance with ASC 480-10-S99. Immediately upon effectiveness of the registration statement registering for resale of all the common stock issuable under the Series B Shares, all outstanding Series B Shares shall automatically convert into common stock. As of March 31, 2026 and December 31, 2025 the Company was authorized to issue 1,500,000 shares of Series B Preferred Stock.

NOTE 8 - STOCK BASED COMPENSATION

Effective July 15, 2024, the Company adopted the AIBiotics, Inc. 2024 Equity Incentive Plan (the "2024 Plan"), which limits the number of shares that may be issued pursuant to the 2024 Plan to 50,000,000 shares of common stock. As of March 31, 2026, there have not been any stock-based compensation issuances under the 2024 Plan.

On January 13, 2026, the Company’s Board of Directors approved the adoption of the 2026 Equity Incentive Plan (the “Plan”), subject to stockholder approval. The Plan provides for the issuance of up to 500,000,000 shares of common stock for equity-based awards, including stock options, restricted stock, restricted stock units, and other equity or cash-based incentives, to employees, directors, consultants, and other service providers. The Plan is intended to align employee and shareholder interests and to support long-term growth and retention. As of March 31, 2026, there have not been any stock-based compensation issuances under the 2026 Plan.

Warrants Issued

The following table reflects a summary of Common Stock warrants outstanding and warrant activity during the three months ended March 31, 2026, and 2025:

	Underlying Shares	Weighted Average Exercise Price	Weighted Average Term (Years)
Warrants outstanding at January 1, 2025	166,667	$1.50	0.06

Granted	-	-	-
Exercised	-	-	-
Forfeited/Expired	(166,667)	1.50	-

Warrants outstanding at March 31, 2025	-	$-	-

Warrants outstanding at January 1, 2026	-	-	-

Granted	-	$-	-
Exercised	-	-	-
Forfeited/Expired	-	$-	-

Warrants outstanding and exercisable at March 31, 2026	-	$-	-

The intrinsic value of warrants outstanding as of March 31, 2026 was $0.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On November 17, 2021, the Company entered into an Executive Consulting Agreement (the “Agreement”) with Benjamin Kaplan whereby Mr. Kaplan was appointed as CEO of the Company (see Note 5 – Related Party Transactions).

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from March 31, 2026 through the issuance date of these financial statements, and there are no events requiring disclosure except for those described below.

Between April 7, 2026 and May 15, 2026, the Company issued 125,951,490 shares of common stock as consideration to a lender in exchange for the settlement of $62,976 of accrued interest.

On April 29, 2026, the Company issued 16,666,667 shares of common stock to an investor in exchange for cash consideration of $50,000.

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

Results of Operations and Financial Condition

Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

Sales and Cost of Sales

We did not have revenue and cost of revenue from operations for the three months ended March 31, 2026, as compared to $2,183 in revenue and cost of revenue from operations for the three months ended March 31, 2025.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 and 2025, consisted solely of general and administrative expenses. General and administrative expenses consisted primarily of consulting fees, stock-based compensation, board compensation, and legal and professional services. For the three months ended March 31, 2026 compared to the three months ended March 31, 2025 our general and administrative expense decreased by $172,184, or 32%, from $531,647 to $359,463. The decrease in general and administrative expenses was primarily the result of decreased legal & professional services of $15,138, a decrease in product development expense of $156,372, a decrease in consulting fees of $6,646, a decrease in other business expenses of $4,603, offset by an increase in other general and administrative expenses of $10,575.

Other Expense

Other expense for the three months ended March 31, 2026 and 2025 was composed of interest expense.

For the three months ended March 31, 2026 compared to the three months ended March 31, 2025 our interest expense decreased by $3,291, or 5%, from $61,933 to $58,642. The decrease was primarily the result in differences in the convertible notes payable we had outstanding during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Net Loss

For the three months ended March 31, 2026 and 2025 we had a net loss of $418,105 and $591,397, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. As of March 31, 2026, we had $288,858 in cash and cash equivalents compared to $255,940 at December 31, 2025, an increase of $32,918 resulting primarily from financing activities offset by cash used in our operations. As of March 31, 2026, we had undiscounted obligations in the amount of approximately $1.3 million relating to the payment of indebtedness due within one year.

As of March 31, 2026, we had a working capital deficiency of $4,720,284 down from a working capital deficiency of $4,564,798 as of December 31, 2025. At March 31, 2026 our current assets were $331,050 and consisted almost entirely of cash. At March 31, 2026 our current liabilities were $5,051,334 and consisted predominantly of related party accrued expenses, convertible notes payable, and shares to be issued. We had an accumulated deficit of $13,443,112 as of March 31, 2026, an increase from an accumulated deficit of $13,025,007 as of December 31, 2025.

Our monthly operating costs averaged approximately $12,000 per month for the three months ended March 31, 2026, excluding capital expenditures. We did not have capital expenditures during the three months ended March 31, 2026. We plan to fund our operations with our cash on hand and additional financing.

Cash Flows

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(36,258)	$(28,360)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	69,176	-
Net increase (decrease) in cash	$(32,918)	$(28,360)

Operating activities used net cash of $36,258 for the three months ended March 31, 2026, as compared to using net cash of $28,360 for the three months ended March 31, 2025. For the three months ended March 31, 2026, cash used in operating activities was primarily driven by our net loss of $418,105; offset primarily by amortization expense, the increase in related party accrued expenses, the increase in accrued interest, and the increase in accounts payable and accrued expenses. For the three months ended March 31, 2025, cash used in operating activities was primarily driven by our net loss of $591,397; offset primarily by amortization expense, the increase in accounts payable and accrued expenses and the increase in related party accrued expenses.

Investing activities used net cash of $0 for the three months ended March 31, 2026, and 2025. Financing activities produced cash flows of $69,176 and $0 for the three months ended March 31, 2026, and 2025, respectively. For the three months ended March 31, 2026 financing activities were composed primarily of proceeds from convertible notes payable of $98,000 offset by $28,824 of the repayment of convertible notes payable. There were no financing cash flows during the three months ended March 31, 2025.

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

For the three months ended March 31, 2026, the Company incurred a net loss of $418,105, had negative cash flows from operations of $36,258 and may incur additional future losses. At March 31, 2026, the Company had total current assets of $331,050 and total current liabilities of $5,051,334, resulting in a working capital deficit of $4,720,284. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after that date that the consolidated financial statements are issued.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations when such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the notes to our March 31, 2026, financial statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. We cannot assure that actual results will not differ from those estimates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting, our Chief Executive Officer and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026.

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

AIBiotics Therapies, Inc.

Date: June 8, 2026	By:	/s/ Ben Kaplan
	Name:	Ben Kaplan
	Title:	Chief Executive Officer and Principal Accounting Officer